Form 10KSB
period 1999-12-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2000-04-24
CIK 1098875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

      Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to           .

                                   ----------

                         ALADDIN SYSTEMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                         86-0866757
(State or Other Jurisdiction of                   I.R.S. Employer Identification
Incorporation or Organization)                    Number

               165 WESTRIDGE DRIVE, WATSONVILLE, CALIFORNIA 95076
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (831) 761-6200

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (Cover page continued)

         YES  |X|                   NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $10,097,661

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2000:

$10,310,120

Number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000:

Common Stock: 9,328,578

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                         ALADDIN SYSTEMS HOLDINGS, INC.
                         1999 FORM 10-KSB ANNUAL REPORT
                                Table of Contents

                                                                            Page

Trademarks/Definitions

PART I

Item 1.  Business                                                            4
Item 2.  Properties                                                         20
Item 3.  Legal Proceedings                                                  20
Item 4.  Submission of Matters to a Vote of Security Holders                20

PART II

Item 5.  Market for the Registrant's Common Equity and Related
     Stockholder Matters                                                    21
Item 6.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    21
Item 7.  Financial Statements                                               42
Item 8.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                    42

PART III

Item 9.  Directors and Executive Officers of the Registrant                 42
Item 10. Executive Compensation                                             44
Item 11. Security Ownership of Certain Beneficial Owners and
     Management                                                             48
Item 12. Certain Relationships and Related Transactions                     49

PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K
Signatures                                                                  50

TRADEMARKS/DEFINITIONS

      "Aladdin", "StuffIt" "DropStuff" StuffIt Expander", "MacTicker", "InstallerMaker", "Spring Cleaning", "ShrinkWrap", "MacTicker," "MacTuner," "MacHeadlines," "WeatherTracker" and "PrivateFile" are trademarks and service marks of Aladdin Systems, Inc. and Aladdin Systems Holdings, Inc. All other trademarks, service marks or tradenames referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "Aladdin" refer to the consolidated operations of Aladdin Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiary, Aladdin Systems, Inc., a Delaware corporation, (b) "you" refers to the readers of this Form 10-KSB, (c) the "Web" refer to the World Wide Web, and (d) the "site" refer to our Web site ("www.aladdinsys.com").

PART I

Item 1: Business

General

      Aladdin is a developer and publisher of software products for the Macintosh and Windows software markets. Aladdin Systems, Inc. was formed in January, 1989 to publish software for the Macintosh computer. In May, 1989, Aladdin entered into a publishing agreement to publish two software products for the Macintosh computer developed by Raymond Lau, the StuffIt data compression software product and the Shortcut desktop productivity application.

      Since 1990, Aladdin Systems has refined, expanded and improved the StuffIt software and today publishes several different products based upon StuffIt for both the Macintosh and Windows markets. We also publish several other popular software applications including Spring Cleaning, a software uninstaller package for the Macintosh; Private File, a file encryption application for both the Macintosh and Windows markets; Aladdin Flashback, a version control application for both the Macintosh and Windows markets which saves older versions of documents as newer ones are created; DragStrip, a quick launch application for both the Macintosh and Windows markets; and MacTicker, an automatically updated stock ticker for the Macintosh which accesses data over the Internet without the need for separate Web browser software. We sell these products to consumers through distributors and resellers, as well as directly from our Web site (www.aladdinsys.com).

      In addition to products for the consumer market, we also develop and market products to other software developers. Our InstallerMaker software simplifies the installation of software products for Macintosh computers and our StuffIt Engine product for the Macintosh and Windows markets provides developers with the ability to include compression features in their own products. In addition, we publish ShrinkWrap, a disk image product which is used by software developers.

      On March 21, 2000, Aladdin Systems acquired Trexar Technologies, Inc. ("Trexar"), a Georgia corporation. Trexar is a developer of Windows and Macintosh software products which act as Internet information utilities. Trexar's products, MacTuner, MacHeadlines and WeatherTracker are discussed below. The merger will be accounted for as a pooling of interests. The shareholders of Trexar received 449,539 shares of common stock of the Company as consideration for the merger.

The Company

      Aladdin Systems Holdings, Inc., was formed on March 26, 1997 as Foreplay Golf & Travel Tours, Inc. The Company changed its name to Aladdin Systems Holdings, Inc. in October, 1999 after acquiring all the common stock of Aladdin Systems, Inc., a Delaware corporation. The merger was accounted for as a reverse acquisition. Aladdin Systems Holdings, Inc., exists primarily as a stock holding company, and accordingly, the operations described in this document, unless otherwise specified, are those of the subsidiary, Aladdin Systems, Inc.

      Our software products are all branded under the "Aladdin Systems" name and are either developed internally by our own staff of software developers or are acquired from third party developers in exchange for royalty payments pursuant to publishing agreements. The publishing agreements we enter into either assign to us all rights in the software or give us a perpetual right to modify and publish the software, in exchange for a royalty which have historically ranged from 3% to 20% of our net revenue from the sales and licensing of such software. We attempt to negotiate limits on the amounts of royalties that are to be paid to the developer of the product.

      Whether we create a product or acquire it from a developer, we assume all costs associated with publishing it, including the costs of producing documentation, packaging, marketing, advertising and distribution as well as the costs of technical support for the products.

Products

      Our products are divided into two different product groups serving two different markets: consumers and software developers. While many of our products are used by both groups, most of our developer products are licensed directly rather than sold through the retail software distribution channel. Our products are divided between these two market segments as follows:

Consumer Products:

StuffIt Deluxe  (Macintosh)
DropStuff (Windows and Macintosh)
Expander (Windows and Macintosh)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)
Spring Cleaning (Macintosh)
Private File (Windows and Macintosh)
Aladdin FlashBack (Windows and Macintosh)
Shrinkwrap
DragStrip (Windows and Macintosh)
MacTicker (Macintosh)
MacTuner (Macintosh)
MacHeadlines (Macintosh)
IntelliNews (Macintosh)
WeatherTracker (Windows and Macintosh)

Developer Products

StuffIt Engine (Windows and Macintosh)
StuffIt InstallerMaker (Macintosh)

StuffIt Product Line (Windows and Macintosh Platforms)

      Our flagship product line is based upon Aladdin's data compression technology: StuffIt Deluxe, DropStuff, Expander, StuffIt Lite and the StuffIt Engine. StuffIt software is used to compress and expand data. The software allows users to compress files, directories, hard drives or other media for faster transmission over computer networks, including the Internet, and for archival purposes. Because files encoded in the StuffIt format are compressed, they are smaller than ordinary files which allows StuffIt files to be transmitted faster than non-compressed files over computer networks including the Internet regardless of the method of transmission - modem, DSL, cable modem, etc.

      Aladdin Systems commenced publishing StuffIt in 1989 when it acquired the publishing rights to the product. Pursuant to the 1989 publishing agreement with Raymond Lau, Aladdin assumed the publishing rights to StuffIt in exchange for royalty payments to Mr. Lau. In 1995, we purchased all rights to StuffIt from Mr. Lau. Since we first published StuffIt in 1989, Aladdin has continually improved and updated the product. StuffIt was originally designed to run only on Macintosh computers. In 1995, Aladdin started to publish versions of certain StuffIt products for Microsoft Windows-based computers. The Windows versions of our StuffIt products (DropStuff, Expander and the StuffIt Engine) all operate on the Windows 98, Windows NT and Windows 2000 operating systems.

      StuffIt has been adopted as a worldwide compression standard for the Macintosh computer by Apple Computer and America Online. In 1990, America Online adopted StuffIt as their standard for compressing Macintosh files utilizing StuffIt to automatically compress files for transmission. StuffIt products have been shipped to over 10 million users worldwide over the last two years, including eight million copies distributed by Apple Computer shipped pre-loaded on Apple Computer's products. While originally Apple Computer paid us for the right to distribute StuffIt products, currently, Aladdin receives no compensation therefor.

      The StuffIt product line is divided into six different software products, StuffIt Deluxe, DropStuff, DropZip, Expander, the StuffIt Engine and StuffIt Lite, designed for multiple computing platforms, and distributed through a worldwide multi-channel distribution network. The StuffIt products are each protected by copyright law.

      StuffIt Deluxe (Macintosh) - StuffIt Deluxe is a full featured product offering a complete compression and expansion solution to users. StuffIt Deluxe is sold commercially through Aladdin's physical and electronic worldwide distribution network of distributors, resellers, mail order houses, Web-based retailers, and through our Web site (www.aladdinsys.com). StuffIt Deluxe was first released for commercial sale in 1990. A localized kanji version is distributed by our Japanese distributor. StuffIt Deluxe sells for a suggested retail price of $129.95.

      DropStuff (Windows and Macintosh) - DropStuff allows users to quickly and easily compress a file by simply moving the file's icon directly over the DropStuff icon on the user's desktop. DropStuff is distributed as shareware. Shareware is generally recognized in the software industry as being on the "honor system" with the software freely distributed at no charge pursuant to a license agreement which requires payment as a condition of continued use after

30 days. We expect that the vast majority of shareware users will not register the software or pay the license fee. However, we believe that on a historical basis, the distribution of DropStuff as shareware has benefited Aladdin through an increase in the number of users of our StuffIt compression standard as well as increasing Aladdin's goodwill in the computer industry. In 1999, we started distributing DropStuff (both Macintosh and Windows versions) through e-commerce retailers as a commercial product. DropStuff is currently distributed by Apple Computer as part of the Mac OS. We receive no compensation from Apple Computer therefor. DropStuff sells for a suggested retail price of $20.00 for the Windows version and $30.00 for the MacOS version.

      Expander (Windows and Macintosh) - StuffIt Expander for the Macintosh and Aladdin Expander for Windows are corresponding products which automatically decompress files that are compressed into the StuffIt format. These products do not compress files themselves. Expander is distributed as freeware in order to encourage the wide distribution of files in StuffIt format and to seed the market for our commercial products. Despite being distributed free of charge, Expander is protected by copyright law and its use is subject to a license agreement. In addition to decoding files in StuffIt format, Expander also decodes files in other popular compression and encoding formats, including Zip, Binhex, Base64 (MIME) and TAR, further increasing its popularity and usefulness. We have entered into agreements allowing distribution of StuffIt Expander with third parties such as Apple Computer, Netscape, IDG Communications and Connectix Corporation. Generally, we receive no revenue from such agreements. We also distribute Expander from our Web site (www.aladdinsys.com).

      StuffIt Engine (Windows and Macintosh) - The StuffIt Engine is licensed directly to software developers who wish to incorporate Aladdin's compression technology into their software. We have licensed the StuffIt Engine to third parties such as American Online and DataViz. Since the StuffIt Engine is licensed on a negotiated basis, we do not have a suggested retail price for the product.

      StuffIt Lite (Macintosh) - StuffIt Lite is a shareware compression product designed to provide basic compression and expansion capabilities. The software is only distributed electronically and is available for download through multiple sources. StuffIt Lite is still distributed as shareware and is primarily distributed via our Web site (www.aladdinsys.com). The suggested shareware fee for StuffIt Lite is $30.00.

      DropZip (Windows and Macintosh)

      DropZip allows users to quickly and easily compress a file into the industry-standard "Zip" format by simply moving the file's icon directly over the DropZip icon on the user's desktop. DropZip is distributed as shareware. DropZip sells for a suggested retail price of $20.00 for the Windows version and $30.00 for the MacOS version.

Spring Cleaning (Macintosh)

      Spring Cleaning is a software uninstaller product for the Macintosh market which removes unwanted and unused software and related files from a user's computer. Spring Cleaning is published by Aladdin pursuant to a publishing agreement with The Excelsior Group which grants to Aladdin perpetual rights to publish the product and to create updates and derivative products. Spring Cleaning is sold commercially through Aladdin's physical and electronic worldwide distribution network of distributors, resellers, mail order houses, Web retailers, and through our Web site (www.aladdinsys.com). Localized kanji, Dutch and French language versions of the product are distributed by our Japanese, Dutch and French distributors. Spring Cleaning is protected by copyright law. Spring Cleaning sells for a suggested retail price of $49.95.

Private File (Windows and Macintosh)

      Private File incorporates StuffIt compression technology into a data security software product designed to send secure information over computer networks including the Internet. Private File was released in 1997. The product faces competition from many sources, with Network Associates and Symantec being the market leaders. Private File is sold commercially through both retail software distribution channels and via our Web site (www.aladdinsys.com). Private File is protected by copyright law. Private File sells for a suggested retail price of $49.95.

ShrinkWrap (Macintosh)

      ShrinkWrap is used by developers and consumers to create disk image files, allowing the users to create exact copies of their hard disk, floppies, or CD ROMs. ShrinkWrap was released in 1997. ShrinkWrap's only competition is Disk Copy from Apple Computer. ShrinkWrap is distributed directly from Aladdin via our Web site and by other Web-based retailers in a time-locked "trialware" format which allows unrestricted use of the software for a period of thirty days and then disables itself, unless the user enters an activation code received after the license fee is paid. A localized kanji version is distributed by our Japanese distributor. ShrinkWrap sells for a suggested retail price of $30.00.

Aladdin FlashBack (Windows and Macintosh)

      Aladdin FlashBack is a version control product designed to allow users to restore versions of documents regardless of the application being used, and protect them from data loss and accidental overwriting. Aladdin Flashback has no competition in the Macintosh market and several competitors in the Windows market, including Lost & Found from PowerQuest. None of the competitive products are dominant in the market for such products. Aladdin Flashback was released in 1997 and is sold commercially through Aladdin's physical and electronic worldwide distribution network of distributors, resellers, mail order houses, Web-based retailers and through our Web site (www.aladdinsys.com). Localized kanji, German and French language versions of the product are also distributed by our Japanese, German and French distributors, respectively. Aladdin FlashBack sells for a suggested retail price of $69.95.

StuffIt InstallerMaker (Macintosh)

      StuffIt InstallerMaker, first published in 1991, is a product used by software developers to create custom installers for the distribution of software and is licensed by us directly to developers. StuffIt InstallerMaker incorporates Aladdin's e-commerce technology which enables a developer to disable their software after a certain period of time unless the user enters an authorization code. InstallerMaker's licensee's include Apple Computer, Lexmark, The Learning Company and RealNetworks. Aladdin licenses StuffIt InstallerMaker at a variable license fee, depending upon usage, ranging from free to $10,000.

DragStrip (Windows and Macintosh)

      In March, 1999, Aladdin started publishing DragStrip pursuant to a software publishing agreement with Poppybank Software which granted Aladdin exclusive, perpetual rights to publish the software and create derivatives thereof in exchange for a royalty payment. DragStrip allows users to launch, find, organize, and access applications and documents quickly and efficiently, allowing users to become better organized. DragStrip is sold commercially through Aladdin's physical and electronic worldwide distribution network of resellers, mail order houses, Web-based retailers and through our Web site (www.aladdinsys.com). DragStrip sells for a suggested retail price of $19.95.

MacTicker (Macintosh)

      In July, 1999, we acquired the rights to MacTicker from Galleon Software, Inc. MacTicker represents a new kind of product for Aladdin. MacTicker is a browser-less Internet client software which displays a moving stock ticker across a user's computer screen. The acquisition agreement for the MacTicker product assigned to Aladdin all right, title and interest in the software in exchange for a royalty payment which terminates after five years. The stock quote information is continually fed to the software from a Web site. Currently, we charge for the MacTicker software and provide 15 minute delayed stock quotes free of charge. While several Web sites currently offer stock market tickers, we believe that MacTicker will appeal to a portion of the market which would prefer not to have to access a Web site to receive stock quote. MacTicker sells for a suggested retail price of $29.95. We believe that a market for products like MacTicker will exist since they are easier to use than similar offerings provided by certain financial Web sites, in some cases, free of charge, and contain additional functionality not found on these Web site based competitors. We are currently exploring alternative revenue models for MacTicker including charging a subscription fee for real time stock quotes and OEM arrangements with brokerage houses and financial Web sites, as well as additional kinds of information which can be provided to users. We have not yet determined if such alternative revenue models will be viable and if implemented, whether such alternative revenue models will succeed.

MacTuner (Macintosh)

MacTuner, a product originally developed by Trexar, is a stand-alone software product which acts as a search engine and player for Web sites which stream radio and video broadcasts over the Web. MacTuner requires an active Internet connection to function, but does not utilize a Web browser to work. MacTuner contains an updated database of over 1,900 live radio, TV, and Web events from all over the world which can be listened to or watched using the software. While several Web sites and free software products such as the RealMediaPlayer from Real Audio, Inc. provide similar functions, we believe that a market exists for the software based upon the added functionality provided by MacTuner including its integrated search engine. MacTuner is sold commercially through Aladdin's physical and electronic worldwide distribution network of resellers, mail order houses, Web-based retailers and through our Web site (www.aladdinsys.com). MacTuner sells for a suggested retail price of $22.95. When sold online, the software is available as "trialware" which is fully functional for 20 days and then automatically disables itself unless the user acquires a registration code by paying the license fee for the software.

MacHeadlines Pro and MacHeadlines Lite (Macintosh)

MacHeadlines Pro and Lite, are products originally developed by Trexar, and are stand-alone software products which display on the user's desktop a scrolling ticker containing news headlines and sports news which is gathered from various Internet sources. MacTuner requires an active Internet connection to function, but does not utilize a Web browser to work. While several Web sites and free software products such as the AOL Instant Messenger provide similar functions, we believe that a market exists for the software based upon the added functionality provided by MacHeadlines. MacHeadlines is sold commercially through Aladdin's physical and electronic worldwide distribution network of resellers, mail order houses, Web-based retailers and through our Web site (www.aladdinsys.com). MacHeadlines Pro sells for a suggested retail price of $19.95. MacHeadlines Lite is a version of the same product which is designed for distribution through OEM partners. When sold online, MacHeadlines Pro is available as "trialware" which is fully functional for 20 days and then automatically disables itself unless the user acquires a registration code by paying the license fee for the software.

WeatherTracker (Macintosh and Windows)

WeatherTracker, a product originally developed by Trexar, is a stand-alone software product which displays a wide array of weather data to the user, in easy-to-read graphical displays. The weather data available includes current conditions and forecasts for thousands of locations around the world. While several Web sites provide similar information, we believe that a market exists for the software based upon the added functionality provided by WeatherTracker including its ability to bring together in one location updates on the temperature, pressure, wind speed and direction, humidity, local conditions, forecasts, and climatic information for thousands of cities worldwide, detailed five-day outlooks and marine data for many coastal locations. WeatherTracker is sold commercially through Aladdin's physical and electronic worldwide distribution network of resellers, mail order houses, Web-based retailers and through our Web site (www.aladdinsys.com). WeatherTracker sells for a suggested retail price of $24.95. When sold online, the software is available as "trialware" which is fully functional for 20 days and then automatically disables itself unless the user acquires a registration code by paying the license fee for the software.

IntelliNews (Macintosh)

IntelliNews is a stand-alone software product which displays headlines from all the premier Internet news sites and delivers them directly to your desktop, eliminating the need to use a Web browser to move from site to site. The

IntelliNews software displays up-to-the-minute sport scores, detailed weather reports from cities across the United States, detailed stock quotes, and company profiles. While several Web sites and free software products such as the AOL Instant Messenger provide similar functions, we believe that a market exists for the software based upon the added functionality provided by IntelliNews. IntelliNews is sold commercially through Aladdin's physical and electronic worldwide distribution network of resellers, mail order houses, Web-based retailers and through our Web site (www.aladdinsys.com). IntelliNews sells for a suggested retail price of $20.00. When sold online, the software is available as "trialware" which is fully functional for 20 days and then automatically disables itself unless the user acquires a registration code by paying the license fee for the software.

Royalty Payments

      Pursuant to the publishing agreements we have made total royalty payments to developers in 1999, 1998 and 1997 totalling $241,291, $226,511 and $201,220, respectively.

Resale of Third Party Products

      In addition to publishing our own products, we utilize our resources and customer list to act as a reseller of software products published by other software companies. Historically, we resold limited numbers of third-party products through "bundling" offers with our products which were distributed via direct mail efforts. We are now focusing on offering third party products for sale via our Web site, primarily through a download model, where the customer receives the product downloaded directly to their computer after credit card information is entered and verified.

      During 1999, third-party products have been primarily conducted through our Web site and 1999 revenues for third-party products sales increased to $818,194 through December 31, 1999 from $148,363 for the year ended December 31, 1998.

      Our resale agreements run for periods from 90 days to one year and all are non-exclusive. We receive a percentage of the net sales ranging from 3% to 70%.

Product Revenue

      The following table shows our net revenue from software products for the last three years.

--------------------------------------------------------------------------------
                                   1999             1998             1997
--------------------------------------------------------------------------------
Consumer                           $ 8,519,691      $ 6,707,281      $ 5,775,838
Developer                              759,776        1,146,874        1,274,241
Third Party Products                   818,194          148,363          224,835

Total revenues                     $10,097,661      $ 8,002,518      $ 7,274,914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Product Support

      We believe that customer and technical support is an important part of the Company's overall performance and success. On December 31, 1999, we employed 9 full-time support personnel. Our employees provide technical support services to our customers by electronic mail, via our Web site, telephone, or fax. Support services include explaining how the customer's computer works, how the customer's other software works in relation to our products, solving problems with software operation and suggesting solutions to business and personal computing issues. We offer product support free of charge to registered users of our products. The majority of support calls from customers occur within 60 days of customers' purchases of products.

Distribution and Marketing

      Our products are marketed through independent distributors in the United States and Canada, through numerous resellers and mail order companies and distributors in other countries, directly to corporate and educational accounts under site licensing agreements, volume purchasing agreements and directly to end-users through direct marketing campaigns and our Web site (www.aladdinsys.com).

      Of the Company's total net revenues for 1999, approximately 21% was as a result of sales through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 14% of total net revenues. Domestic distributors purchase product at a discount from list prices.

      Of the Company's total net revenues for 1999, approximately 12% was as a result of sales made through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. We currently provide translations of certain products in Japanese, German, Dutch and French languages. Sales to two of such distributors, Act2 (Japan), and Softline (United Kingdom), accounted for approximately 6%, and 1%, of total net revenues in 1999, respectively. International distributors generally require a somewhat larger discount in return for various advertising, customer service, and customer registration duties performed by them in connection with the software. This discount normally ranges from 40% to 60% off of the suggested retail price of the products.

      The Company gives its distributors industry-standard rights of return for stock balancing and for defective products, and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $181,659 and $37,368 at December 31, 1999 and 1998, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on the financial statements because of the Company's low cost to replace such returns. Returns from end users have not been significant.

      Of the Company's total net revenues for 1999, approximately 8% was a result of sales of our developer products, as compared to 14% in 1998. The decrease was a result of an increase in sales of our consumer products as a proportion of overall sales and the loss of several large customers who did not renew their licenses for our developer products.

Product Development

      The personal computer software industry continues to undergo rapid technological change, requiring a continuous high level of enhancement of existing products and development of new products. We intend to continue the enhancement of our existing products and to develop additional products which we believe will be marketable to our existing customer base and new customers and which will extend our current products to new computing platforms.

      We regularly upgrade our existing products to add new features in response to customer requests for additional features and to match or exceed features contained in competing products. Historically, 10% to 50% of the registered users of a software product have purchased the upgraded version of the same product.

      We have recently announced a new software product which is a version of our Aladdin Expander that runs under the Red Hat and Corel versions of the Linux operating system. This product is currently being publicly beta-tested by user who have volunteered to test the product.

      During the years 1999 and 1998, we spent approximately $1,630,585 and $1,506,798, respectively, on research and development and enhancement activities, representing approximately 16.1%, and 18.8%, respectively, of net revenues in each of these periods.

      Our future financial performance will depend in part on the successful development, completion, and introduction of such new software products, and on such enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that we will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

Competition

      The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. Various different competitors exists for our different products. For our flagship StuffIt product line for the Macintosh, we believe that our long history of publishing compression software for the Macintosh, the goodwill associated with our "Aladdin" and "StuffIt" brands, our large installed base of users as well as our strategic relationships with Apple Computer and America Online makes StuffIt for the Macintosh the leading product in its category. However, our attempts to extend the StuffIt line of products to the Windows market will face strong competition from the many Windows-based compression products with implement the "Zip" compression standard. There are several major and many minor companies currently publishing "Zip" products which will directly compete with our StuffIt products in the Windows market.

      In addition, certain computer manufacturers may devote significant resources to creating software, directly competitive with products of Aladdin, for inclusion with their computers and computer systems without additional charge to consumers, specifically, Apple Computer provides a file encryption technology in its Mac OS 9 operating system and Microsoft includes a compression utility in its Windows 98 and Windows NT operating systems.

      Our competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of ours. Some of these include Apple, Symantec, Microsoft, Network Associates, PowerQuest, and MindVision.

      Aladdin's software products are marketed primarily through the retail channel. All of these products face competing products offering many similar features. Aladdin believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Price competition could become an increasing factor in the personal computer software market, which could, in turn, be expected to increase pressures on profit margins in the future.

      As the Internet and e-commerce become an increasing important channel for the distribution and sales of software products, we plan to increase our efforts to sell both our products and the third-party products we resell direct to consumers via our Web site (www.aladdinsys.com). In order to accomplish this, we may need to invest money, effort and other resources into our Web efforts which may divert attention and resources from our traditional sales channels. In addition, we may be competing against existing and new companies that have financial, marketing, and technological resources far in excess of Aladdin's. In the event that we are not able to successfully compete against such companies it could have a material adverse effect upon our business, results of operations and financial condition.

      We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. Software products are generally protected against copying pursuant to the Copyright Act and license agreements. In addition, many software companies implement schemes designed to reduce unauthorized copying by requiring that users enter a unique registration code to activate the software. Where applicable, some companies also seek for patent protection for specific technologies embodied in their products.

      We regard our software as proprietary and attempt to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into our software license agreements. Our copyrights run for a period of 75 years from the first creation of the work in accordance with the provisions of the Copyright Act. None of our products lack the necessary copyright or trademark protection. Aladdin licenses its software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Aladdin's products or to obtain information which Aladdin regards as trade secrets. Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection. On a regular basis, we evaluate our development efforts to determine if patent protection would be applicable. To date, we have not pursued patent protection for any of our products.

      Our products require that a product registration number be entered in order to be activated. We believe that this system helps to reduce unauthorized copying of our products. The range of product registration numbers distributed is changed from time to time in order to further deter copying of the software. However, because of the rapid pace of technological change in its industry, we believe that such protections are less significant than factors such as frequent product enhancements, and the timeliness and quality of Aladdin support services. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. We do not have specific information regarding how unauthorized copying affects our sales in either the United States or foreign markets; however, we believe that such unauthorized copying has had limited effects on our revenues.

      Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of software products and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause software upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all, as a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

      Since we produce computer software products and are not engaged in hardware manufacturing, we did not spend any material amounts on compliance with environmental laws.

Employees

      As of December 31, 1999, the Company employed 53 full-time equivalent employees (FTE's) and 55 total employees. Although talented and qualified employees are difficult to find in the current tight job market, we have experienced relative success in attracting and retaining highly motivated and talented employees.

      We believe that the future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Subsidiaries

      The Company has two subsidiaries, Aladdin Systems, Inc., a Delaware corporation and Transaction Services, Inc. ("TSI"), a California corporation, which was incorporated in 1996 and is a wholly-owned subsidiary of Aladdin Systems, Inc. TSI was formed in order to provide technology and services to other software publishers which allows such companies to make trial versions of their software available.

Forward-looking statements

      The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

      The Company cautions the reader that this list of factors is not intended to be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such factors, nor can it assess the impact, if any, of such factors on the Company's business or the extent to which any factors may cause actual results to differ materially from those described in any forward-looking statement. None of the Company's forward-looking statements should be relied upon as a prediction of actual results.

      The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties include, but not limited to, the risk new products and product upgrades may not be effected on a timely basis; the risk such products may not achieve market acceptance within the Windows or Macintosh markets; the risk the prevalence and functionality of available free compression software may erode revenues; the risk the Company would not be able to fund its working capital needs from cash flows; and the risk associated with domestic and international general economic conditions. The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets. The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraph above.

Item 2: Properties

      Our executive offices, comprising approximately 12,000 square feet, are located at 165 Westridge Drive, Watsonville, California 95076. Our subsidiaries, Aladdin Systems, Inc. and Transactions Services, Inc. are housed in the same location. These facilities are leased pursuant to a lease expiring during July, 2001. The monthly rent is $13,719. Our leased space is currently adequate for our needs. We are currently evaluating the renewal of our lease at the end of the term or a potential move of our office facility at the end of the lease term. We are currently evaluating office space in and around Atlanta, Georgia for our Trexar subsidiary.

Item 3: Legal Proceedings

      None

Item 4: Submission of Matters to a Vote of Security Holders

      No matters were submitted to the stockholders in the fourth quarter of fiscal 1999, except a vote of the original shareholders of FGT in connection with Reorganization. The Reorganization was unanimously approved by the then-current shareholders.

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

      As of March 31, 2000, there were 28 stockholders of record. The Company believes that it has approximately 250 beneficial stockholders.

      The Company's common stock trades on the National Quotation Bureau's Electronic Pink Sheets under the symbol: ALHI. The Company expects to soon meet the eligibility requirements for trading on the NASD's Over The Counter Bulletin Board ("OTCBB") and expects it stock to be trading on the OTCBB.

      The following table sets forth the range of high and low bid prices per share of common stock for the last two fiscal years as provided by Prophet Information Systems. The quotations shown below reflects inter-dealer prices, without mark-up, mark-down or commissions and may not present actual transactions. There was no significant trading of the common stock prior to October 26, 1999.

Quarter ended:                                Common stock
                                             Low      High
October 26, 1999 to
December 31, 1999                           $3.00       $5.60

      The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis, all dollar amounts (except for per share amounts) have been rounded to the nearest thousand.

      The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended December 31, 1999.

                                                       Years ended December 31,
                                                          1999        1998
Percentage of net revenues:
Net revenues                                              100%        100%
Cost of revenues                                          20%         18%

                                                          ----------------
   Gross profit                                           80%         82%

Sales and marketing                                       37%         44%
General and administrative                                12%         11%
Research and development                                  16%         19%

                                                          ----------------
  Total operating expenses                                65%         74%

                                                          ----------------
Operating gain (loss)                                     15%          8%
Other (expense) income, net                                0%         (2)%

                                                          ----------------
  Earnings (loss) before income taxes                     15%          6%
Income tax (benefit) expense                               5%         (1)%

                                                          ----------------
  Net earnings (loss)                                     10%          7%

                                                          ================

NET REVENUES

      Overall revenues increased from $8,002,518 in 1998 to $10,097,661 in 1999, an increase of 26% from 1998 to 1999. Approximately 84% of the Company's 1999 revenues were from Consumer products. These revenues are from sales of our StuffIt products, Spring Cleaning, PrivateFile, Aladdin Flashback, DragStrip and MacTicker software products. Revenues from sales of our Consumer products in 1998 also represented 84% of our overall sales, however, the sales of our Consumer products in 1999 represented a larger dollar amount than in 1998 due to an overall increase in sales, especially in the strong sales of StuffIt Deluxe which accounted for 88% of the increase in net revenue.

      Revenues from the Company's Developer products, InstallerMaker and StuffIt Engine, decreased 34% during 1999, but still accounted for approximately 8% of the Company's total net revenues. Historically, these revenues have represented decreasing percentages of the Company's overall sales as our Consumer products have grown.

      Revenues from sales over our Web site accounted for 35% of revenue in 1999 as compared to 12% of revenue in 1998. The Company believes that sales over its Web site will represent an increasingly important component of the Company's sales strategy and will allow the Company to reach a large number of potential consumers at lower costs than sales through distributors.

COST OF REVENUES AND GROSS MARGIN

      The Company's cost of revenues is composed primarily of: (1) the costs of product materials such as manuals, diskettes, CD-ROMS, and packaging; (2) amortization of capitalized purchased software; (3) royalties paid to outside developers on certain software products; and (4) amortization of capitalized manufacturing expenses.

      Cost of revenues, as a percentage of net revenues increased to 20% in 1999 from 18% in 1998. The change, on a percentage basis, was due to a write-off of certain prepaid royalties which we deemed would not be earned.

      As a result of the increase in the cost of revenues, as a percentage of net revenues, our gross margins fell to 80% from 82%.

SALES AND MARKETING

      Sales and marketing expenses increased to $3,773,226 in 1999 from $3,520,106 during 1998. This 7% increase in sales and marketing expenses resulted in the 26% increase in sales we experienced during 1999.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses increased $256,064 or 28% during 1999 compared to 1998. The increase in these expenses was related to the costs of professional services associated with the reverse acquisition which took place in October, 1999.

RESEARCH AND DEVELOPMENT

      Research and development expenses were $1,630,585, and $1,506,798 in 1999 and 1998. These expenses were 16% and 19% of net revenues. Salaries and benefits and overhead increased by $58,295 and $21,892, respectively, in 1999 compared to 1998 due to the increased number of employees in research and development. Due to the current high demand for software engineers and other technical specialists, the Company anticipates having to both increase wages of existing research and development personnel as well as having to pay higher salaries to new employees. Such additional expense for payroll and benefits may have the effect of increasing our research and development expenses in upcoming fiscal quarters.

INCOME TAXES

      The Company's effective income tax rate for fiscal 1999 was 33.1% and there was an income tax benefit for fiscal year 1998 of 16.4%. As of the end of fiscal 1999, all operating loss carryforward available to the Company have been utilized. In 1998, the Company had a tax benefit due to utilizing previously unrecognized net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities during 1999 was $817,010 an increase of $174,436 compared to net cash provided by operating activities of $642,574 in 1998. The increase is due primarily to an increase in net income generated by increased sales.

      Net cash used in investing activities in 1999 was $259,723 an increase of $233,304 compared to net cash used in investing activities of $26,419 in 1998, reflecting an increase in cash used for equipment and software product acquisition.

      Net cash provided by financing activities in 1999 was $445,553 as compared to $607,380 used in 1998 reflecting the net proceeds from the sale of common stock in a private placement during October, 1999, offset by payments on bank borrowings and other long term debt.

      Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software product, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At December 31, 1999, the Company had cash and cash equivalents totaling $1,063,404, resulting principally from the sale of common stock in a private placement during October, 1999.

      During 1997, certain Stockholders, the Company's former President, a key employee, and a relative of a stockholder lent the Company a total of $225,062, in the form of demand notes with interest payable monthly at 8.92%. These notes contain a conversion feature where they can be converted into common stock in part or whole at any time for $1.10 per share. The notes are payable upon thirty
(30) days notice by the holder. During 1999, the Company paid $54,000 against these notes resulting in a balance remaining of $160,062 as of December 31, 1999.

      We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through 2000. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RISKS AND UNCERTAINTY

      As part of our plan to expand our business, during the first quarter of 2000, the Company acquired Trexar Technologies, Inc., and committed to increased expenditures to hire additional technical personnel, develop and acquire new products and to increase marketing expenses for our new and existing products. The Company anticipates that these expenditures may result in operating expenses in excess of our revenues for the first two quarters of 2000 and may result in a net loss for those two quarters. We believe that the merger with Trexar Technologies, Inc., and our investments in additional personnel and marketing expenses are important parts of our plan to create long term growth and profitability of the Company and we expect that we will return to profitability by the fourth quarter of 2000. If we are not successful in increasing long term growth through these actions, it could have a material, adverse affect on the Company.

      The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow.

Item 7: Financial Statements

Index to Item 7: Financial Statements                                       Page

Independent Auditors' Reports                                                27

Consolidated Balance Sheets                                                  29

Consolidated Statements of Earnings                                          30

Consolidated Statement of Stockholders' Equity                               31

Consolidated Statements of Cash Flows                                        32

Notes to Consolidated Financial Statements                                   33

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Aladdin Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Aladdin Systems Holdings, Inc., and Subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Grant Thornton LLP
San Jose, California
March 7, 2000

Independent Auditors' Report on the Financial Statements

To the Board of Directors
Aladdin Systems, Inc.
Watsonville, California

We have audited the accompanying consolidated balance sheet of Aladdin Systems Holdings, Inc. and subsidiary, as of December 31, 1998 and the related consolidated statement of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Aladdin Systems Holdings, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Hutchinson and Bloodgood LLP
Watsonville, CA
March 29, 1999
except for the second paragraph
of Note 1, the date of which is
October 12, 1999

                  Aladdin Systems Holdings, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       December 31,
                                                                              -------------------------------
                                                                              1999                    1998
                                                                              ----                    ----
Current assets:
  Cash and cash equivalents                                                   $ 1,063,404         $    60,564
  Accounts receivable (net of allowance of $181,659 and $37,368)                1,352,291             729,942
  Inventories                                                                     103,903              70,491
  Prepaid expenses                                                                125,732             326,576
  Deposits                                                                        147,686              18,733
                                                                              -----------         -----------
          Total current assets                                                  2,793,016           1,206,306

Capitalized software, net                                                         157,823             155,078

Property and equipment, net                                                       483,787             438,757

Deferred income taxes                                                              94,369             263,559
                                                                              -----------         -----------

                                                                              $ 3,528,995         $ 2,063,700
                                                                              ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current maturities of long-term debt                                        $   377,271         $   320,644
  Factoring line outstanding                                                           --             160,888
  Accounts payable                                                                554,344             792,280
  Accrued expenses and other  liabilities                                         266,151             193,300
  Income tax payable                                                               69,276               1,600
                                                                              -----------         -----------
          Total current liabilities                                             1,267,042           1,468,712

Long-term debt                                                                    100,435             340,145

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares authorized;
    none issued and outstanding                                                        --                  --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    9,328,578 and 8,278,578 issued and outstanding
    in 1999 and 1998, respectively                                                  9,329               8,279
  Paid-in capital                                                               1,078,021             148,021
  Retained earnings                                                             1,074,168              98,543
                                                                              -----------         -----------
          Total stockholders' equity                                            2,161,518             254,843
                                                                              -----------         -----------

                                                                              $ 3,528,995         $ 2,063,700
                                                                              ===========         ===========

See accompanying notes to consolidated financial statements.

                  Aladdin Systems Holdings, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                              Year ended December 31,
                                                              -----------------------
                                                              1999            1998
                                                              ----            ----
Sales                                                       $ 10,097,661    $  8,002,518
Cost of sales                                                  2,023,979       1,405,496
                                                            ------------    ------------
  Gross profit                                                 8,073,682       6,597,022

Operating expenses:
  Marketing, sales and support                                 3,773,266       3,520,106
  Research and development                                     1,630,585       1,506,798
  General and administrative                                   1,163,624         907,560
                                                            ------------    ------------
          Total operating expenses                             6,567,475       5,934,464
                                                            ------------    ------------

Income from operations                                         1,506,207         662,558

Other income (expense):
  Interest expense                                               (58,950)       (175,490)
  Other                                                           11,685          11,346
                                                            ------------    ------------

          Net income before income tax                         1,458,942         498,414

Income tax expense (benefit)                                     483,317         (81,769)
                                                            ------------    ------------

          Net income                                        $    975,625    $    580,183
                                                            ============    ============
Earnings per share - basic                                  $       0.11    $       0.07
                                                            ============    ============
Earnings per share - diluted                                $       0.11    $       0.07
                                                            ============    ============

Shares used in computing basic earnings per share              8,497,328       8,275,873
                                                              ==========      ==========
Shares used in computing diluted earnings per share            8,831,048       8,668,142
                                                              ==========      ==========

See accompanying notes to consolidated financial statements.

                  Aladdin Systems Holdings, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Common Stock                         Retained
                                                   ------------             Paid-in     Earnings
                                              Shares          Amount        Capital     (Deficit)       Total
                                              ------          ------        -------     --------        -----
Balance at January 1, 1998                    8,273,167       $ 8,273   $   141,727   $  (481,640)   $  (331,640)

  Issuance of common stock for cash               5,411             6         6,294            --          6,300
  Net income                                         --            --            --       580,183        580,183
                                              ---------       -------   -----------   -----------    -----------

Balance at December 31, 1998                  8,278,578         8,279       148,021        98,543        254,843

  Issuance of common stock in private
  placement
    (net of issuance costs of $68,950)        1,050,000         1,050       930,000            --        931,050
  Net income                                         --            --            --       975,625        975,625
                                              ---------       -------   -----------   -----------    -----------

Balance at December 31, 1999                  9,328,578       $ 9,329   $ 1,078,021   $ 1,074,168    $ 2,161,518
                                              =========       =======   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                  Aladdin Systems Holdings, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year ended December 31,
                                                                     -----------------------
                                                                      1999           1998
                                                                      ----           ----
Cash flows from operating activities:
  Net income                                                        $   975,625    $   580,183
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     353,474        367,808
      Deferred income taxes                                             169,190        (83,369)
      Changes in operating assets and liabilities:
        Accounts receivable                                            (622,349)         7,000
        Inventories                                                     (33,412)        14,194
        Prepaid expenses                                                200,844          7,737
        Deposits                                                       (128,953)            --
        Accounts payable                                               (237,936)      (176,074)
        Accrued expenses and other liabilities                           72,851        (74,905)
        Income tax payable                                               67,676             --
                                                                    -----------    -----------
          Net cash provided by operating activities                     817,010        642,574

Cash flows from investing activities:
  Acquisition of property and equipment                                (111,764)       (21,419)
  Acquisition of software rights                                       (147,959)        (5,000)
                                                                    -----------    -----------
          Net cash used in investing activities                        (259,723)       (26,419)

Cash flows from financing activities:
  Net proceeds from issuance of common stock                            931,050          6,300
  Repayment of bank borrowings                                         (160,888)      (263,286)
  Repayment of long-term debt                                          (324,609)      (350,394)
                                                                    -----------    -----------
          Net cash provided by (used in) financing activities           445,553       (607,380)
                                                                    -----------    -----------

          Net increase in cash and cash equivalents                   1,002,840          8,775

Cash and cash equivalents at beginning of period                         60,564         51,789
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 1,063,404    $    60,564
                                                                    ===========    ===========
Cash paid during the period for:
  Interest                                                          $    68,185    $   165,242
                                                                    ===========    ===========
  Income taxes                                                      $   247,500    $     1,600
                                                                    ===========    ===========

Noncash Transactions:

During 1999, the Company acquired assets under a capital lease in the amount of $106,000.

During 1999, the Company issued 50,000 shares of common stock as a commission in connection with the issuance of 1,000,000 shares of common stock.

During 1999, the Company acquired software rights in exchange for a note payable in the amount of $35,000.

See accompanying notes to consolidated financial statements.

                  Aladdin Systems Holdings, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

 Aladdin Systems Holding, Inc. ("Holdings") and its wholly owned subsidiary (collectively the "Company"), develop, publish, and distribute computer software for the Macintosh and Windows software market. In addition, the Company develops and markets products to other software developers. Products are marketed through independent distributors in the United States and Canada, through resellers and mail order companies in other countries, directly to corporate accounts under site licensing agreements, and directly to end-users through direct marketing and the Internet.

 Reverse Acquisition

 In October 1999, Holdings, (formerly Foreplay Golf and Travel Tours, Inc.) acquired Aladdin Systems, Inc. ("Systems") through an exchange of common stock. Each share of Systems common stock was converted to 1.61997 shares of Holdings common stock. The acquisition was accounted for as a reverse acquisition whereby Systems was deemed to be the "accounting acquirer" using the guidance in Staff Accounting Bulletin No. 97. The historical financial statements prior to the acquisition are that of Systems. The balances of common stock and additional paid-in-capital reflect the recapitalization of the Company as if the acquisition had occurred at the beginning of 1998.

 Principles of Consolidation

 The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary, Systems. All significant intercompany transactions and balances are eliminated in consolidation.

 Cash and Cash Equivalents

 The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

 Inventories

 Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

 Property and Equipment

 Property and equipment are stated at cost. Capital leases are recorded at the present value of the minimum lease payments at the date of acquisition. Depreciation is computed on a accelerated basis over the estimated useful lives of the assets or lease term, whichever is shorter.

 Revenue recognition

 Revenues and accounts receivable are principally derived from sales to distributors and resellers of the Company's products. These revenues are recognized net of reserves for returns and rebates. Return reserves are based on management's estimate of inventory at distributors or resellers that is in excess of levels appropriate for that channel and is likely to be returned. The Company recognizes revenue, net of estimated returns and rebates, upon shipment or delivery of the product, when no significant obligations remain and collectability is probable. Certain of the Company's sales are made to customers under agreements permitting rights of return for stock balancing.

 Research and development

 Research and development costs are charged to operations when incurred.

 Capitalized Software

 Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at December 31, 1999 and 1998 were $1,065,347 and $882,388 respectively, less accumulated amortization of $907,524 and $727,310, respectively.

 The Company amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or
 (b) 60 months. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense for capitalized software, all of which was charged to cost of sales, was $196,101 and $171,978 in fiscal years 1999 and 1998, respectively.

 Advertising

 The Company expenses advertising costs as they are incurred. Advertising and related promotion expenses for fiscal years 1999 and 1998 were $1,187,646 and $1,333,626, respectively.

 Income Taxes

 Income taxes are computed using the asset and liability method under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

 Stock-Based Compensation

 The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Segment Reporting

 The Company's business is conducted in a single operating segment. The Company's chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

 Earnings Per Share

 Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of approximately 1,683,000 outstanding stock options in 1999 and 2,165,000 outstanding stock options in 1998 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

 The following table reconciles the amounts used in the per share computation:

                                                           1999           1998
                                                        ---------      ---------
Numerator
  Net income                                            $ 975,625      $ 580,183
  Interest expense on convertible debt                     16,878         23,148
                                                        ---------      ---------
  Net income used in computing diluted
    earnings per share                                  $ 992,503      $ 603,331
                                                        =========      =========

                                                           1999           1998
                                                        ---------      ---------
Denominator
  Weighted average common shares
    outstanding during the period                       8,497,328      8,275,873
  Dilutive effect of convertible debt                     333,720        392,269
                                                        ---------      ---------
  Shares used in computing diluted
    earnings per share                                  8,831,048      8,668,142
                                                        =========      =========

 Fair Value of Financial Instruments

 The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to the short term nature of such instruments. The fair value of long term obligations with third-parties approximates carrying value based on terms available for similar instruments. The fair value of debt with related parties is not determinable due to the terms of the debt and no comparable market for such debt.

 Reclassifications

 Certain 1998 information has been reclassified to conform to 1999 presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment at December 31 consist of:

                                                    Useful lives (years)     1999              1998
                                                    -------------------- -----------       -----------
       Computer equipment                              5                 $   773,895       $   685,648
       Office equipment                                5                     160,213            55,606
       Furniture and fixtures                          7                     246,907           246,907
       Displays                                      5 - 7                   121,306            99,921
                                                                         -----------       -----------
                                                                           1,302,321         1,088,082
       Less accumulated depreciation                                         818,534           649,325
                                                                         -----------       -----------
                                                                         $   483,787       $   438,757
                                                                         ===========       ===========

NOTE 3 - BANK FACTORING AGREEMENT

  The Company has an arrangement with Silicon Valley Bank (the "Bank") whereby the Bank may advance 50% of pledged receivables, up to $1,200,000, to the Company. The Bank acquires the receivables from the Company with full recourse. In the event receivables are not collected within 90 days of invoice date, the Company is obligated to pay the pledged amount upon demand. Upon receipt of the collections, the Bank applies the payment to the Company's account. Interest is 1.25% per month on the average daily balance and an administrative fee is charged at .50% of the face amount of the receivables. The Company had no outstanding balance at December 31, 1999 and $160,888 at December 31, 1998.

NOTE 4 - LONG-TERM DEBT

  Long-term debt at December 31, consists of:

                                                                  1999              1998
                                                             -------------     -------------
                   Capital lease obligations                 $     181,627     $     164,352
                   Notes payable to related parties                160,062           214,062
                   Notes payable for software                      129,517           225,877
                   Severance agreement                               6,500            56,500
                                                             -------------     -------------
                                                                   477,706           660,791
                   Less current portion                            377,271           320,646
                                                             -------------     -------------
                                                             $     100,435     $     340,145
                                                             =============     =============

  Notes Payable to Related Parties

  Notes payable to related parties are payable on demand. Interest is compounded daily at 8.92% and is payable monthly. The notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold or options are granted after the date the notes were issued.

  Notes Payable for Software

  The Company has a note payable in relation to the acquisition of the StuffIt program. The amount due at December 31, 1999 is $94,517. Interest is compounded daily at 10% and is payable monthly. The notes are convertible into common stock at the most recently granted employee option price plus $0.10 per share.

  The Company also has a $35,000 note payable for the acquisition of the software rights payable in 2000.

  Severance Agreement Payable

  The Company entered into an agreement with a former employee whereby the Company would make semi-monthly payments of $1,923 until the balance is paid in full. At December 31, 1999, the balance is $6,500.

  Installments due on debt principal are as follows:

                        Year ending December 31,
                        ------------------------
                                 2000                     $ 377,271
                                 2001                        33,579
                                 2002                        31,351
                                 2003                        24,559
                                 2004                        10,946
                                                          ---------
                                                          $ 477,706
                                                          =========

NOTE 5 - INCOME TAXES

  Income tax expense (benefit) for the years ended December 31, consist of:

                                                     1999                1998
                                                   ---------           ---------
  Current
    Federal                                        $ 225,176          $      --
    State                                             91,600              1,600
                                                   ---------          ---------
      Total current                                  316,776              1,600

  Deferred
    Federal                                          157,411            (83,822)
    State                                             11,779                453
                                                   ---------          ---------
      Total deferred                                 169,190            (83,369)
                                                   ---------          ---------
                                                   $ 483,317          $ (81,769)
                                                   =========          =========

  The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at December 31, is presented below:

                                                     1999                1998
                                                   ---------           ---------
  Deferred tax assets (liabilities)
    Net operating loss carryforward                $      --          $ 265,139
    State taxes                                       26,483            (11,011)
    Interest on installment sale                      11,339             11,339
    Severance payments                                 1,236             22,656
    Depreciation                                      55,311             63,289
                                                   ---------          ---------
      Total                                           94,369            351,412
      Less: valuation allowance                           --            (87,853)
                                                   ---------          ---------
      Net deferred tax asset                       $  94,369          $ 263,559
                                                   =========          =========

  The net change in the valuation allowance was a decrease of $87,853 in 1999 and $92,337 in 1998. The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:

                                                              1999        1998
                                                              ----        ----
  Statutory federal income tax rate                           34.0%       34.0%
  Increase (decrease) resulting from:
    State income taxes, net of federal tax benefit             5.8         5.8
    Utilization of net operating loss carryforwards           (0.7)      (37.7)
    Reduction of valuation allowance                          (6.0)      (18.5)
                                                              ----       -----
    Effective tax rate                                        33.1%      (16.4)%
                                                              ====        ====

NOTE 6 - MAJOR CUSTOMERS

  The Company has one major customer who accounted for $1,453,119 or 14% and $2,011,939 or 25% of revenues in 1999 and 1998, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

  Stock Options

  The Aladdin Systems Holdings, Inc. 1999 Stock Option Plan (the "Plan") allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The Plan has authorized 3,000,000 million shares of which 1,190,491 remain available for granting at December 31, 1999. Under the Plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Plan generally vest within 4 years.

  Stock option activity is summarized as follows:

                                                                                          Weighted
                                                                                           Average
                                                                                          Exercise
                                                                            Shares          Price
                                                                            ---------      ------
    Balance at January 1, 1998.........................................     2,165,116      $ 1.06
       Granted.........................................................       398,351        1.12
       Exercised.......................................................        (5,411)       1.16
       Cancelled ......................................................      (874,631)       1.05
                                                                            ---------
    Balance at December 31, 1998.......................................     1,683,425        1.08
       Granted.........................................................       347,298        2.11
       Cancelled ......................................................      (221,214)       1.05
                                                                            ---------
    Balance at December 31, 1999.......................................     1,809,509      $ 1.29
                                                                            =========

  The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                           Weighted
                                             Weighted       Average                          Weighted
       Range of                              Average       Remaining                         Average
       Exercise               Number         Exercise     Contractual         Number         Exercise
         Price             Outstanding        Price       Term (years)      Exercisable       Price
     ------------          -----------      ----------    ------------      -----------    ----------
     $1.05 - 1.07            1,268,345        $1.06           7.34             613,728        $1.06
     $1.18 - 1.85              483,598        $1.52           4.04             144,388        $1.61
     $3.00 - 4.63               65,666        $3.73           4.41              16,666        $3.25
                           -----------                                      -----------


                             1,809,509                                         774,782
                             =========                                         ========

  The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 10 years; interest rate of 6.0%, volatility of 75% (minimum value prior to the acquisition of Systems by Holdings) and no dividend yield. The weighted average fair value of options granted to employees was $0.08 and $0.38 for 1999 and 1998, respectively.

  The following table depicts the pro forma results of operations had compensation expense for employee options been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123.

                                                                               Year Ended December 31,
                                                                           -----------------------------
                                                                               1999              1998
                                                                           ----------         ----------
    Net income
      As reported.....................................................     $  975,625         $ 580,183
      Pro forma.......................................................        664,025           290,705

    Basic net income per share
      As reported.....................................................          $0.11             $0.07
      Pro forma.......................................................           0.08              0.04
    Diluted net income per share
      As reported.....................................................           0.11              0.07
      Pro forma.......................................................           0.08              0.04

NOTE 8 - RETIREMENT PLAN

  The Company has established a 401(k) retirement plan for all employees. Employees may elect to contribute up to 15% of their gross salary not to exceed federal tax law limitations. The Company may elect to match a portion of the employee contributions. No matching contributions were made for the years ended December 31, 1999 and 1998.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

  Leases

  The Company conducts its operations from facilities that are leased under an operating lease expiring July 31, 2001. Rent expense was $144,457 and $162,645 in 1999 and 1998, respectively.

  The Company also has certain equipment under capital leases. The cost of assets acquired under capital leases was $374,585 and $268,061 in 1999 and 1998, respectively. Accumulated amortization on these assets at December 31, 1999 and 1998 was $261,4155 and $184,048, respectively. Amortization expense recorded on capital leases during 1999 and 1998 was $77,407 and $70,017, respectively.

  Future minimum commitments under capital leases and non-cancelable operating leases as of December 31, 1999 are as follows:

                                                      Capital         Operating
      Year ending December 31,                        Leases            Leases
      ------------------------                      ----------        ----------
              2000                                  $   94,394      $    162,500
              2001                                      40,515            81,250
              2002                                      36,347                --
              2003                                      26,903                --
              2004                                      14,521                --
                                                    ----------        ----------
              Total minimum lease payment              212,680      $    243,750
                                                                    ============
              Less amount representing interest         31,053
                                                    ----------
                                                    $  181,627
                                                    ==========

  Consulting Agreement

  The Company has a consulting agreement with a software developer whereby the Company will pay $20,000 per month for services. Payments started in July 1999 and will end in June 2000.

NOTE 10 - SUBSEQUENT EVENT (unaudited)

  On March 21, 2000, the Company merged with Trexar Technologies, Inc. ("Trexar"), a leading Windows and Macintosh software developer of Internet information utilities. The merger will be accounted for as a pooling of interests. The Company acquired 100% of the shares of Trexar in exchange for 449,539 shares of common stock of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On September 17, 1999, prior to the Reorganization, Grant Thornton, LLP became the Accountants of Aladdin Systems, Inc. replacing Hutchinson and Bloodgood, LLP.

PART III

Item 9:  Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

NAME                           AGE       POSITION
-------------------------      ---       ------------------------------------
Jonathan Kahn                  42        Chairman, Chief Executive Officer,
                                         Treasurer and Director
-------------------------      ---       ------------------------------------
Darryl Lovato (1)              33        President, Chief Technology Officer and
                                         Director
-------------------------      ---       ------------------------------------
Brad Peppard (2)(3)            43        Director
-------------------------      ---       ------------------------------------
Paul Goodman (2)(3)            40        Director
-------------------------      ---       ------------------------------------
David Schargel (2)(3)          34        Director
-------------------------      ---       ------------------------------------
Benna Lovato (1)               34        Secretary, Director
-------------------------      ---       ------------------------------------

(1)  Darryl Lovato and Benna Lovato are married
(2)  Member of the Compensation Committee
(3)  Member of the Audit Committee

      The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

      JONATHAN KAHN is currently Chairman and CEO of Aladdin. Mr. Kahn is one of the original founders of Aladdin Systems and has served as a Director since 1988. Prior to becoming CEO in 1998, he served as President, and Vice President of Sales. Mr. Kahn has extensive expertise in software industry sales, marketing, business development and licensing arrangements. Mr. Kahn is a graduate of the University of Rhode Island with a B.A. in Economics.

      DARRYL LOVATO has been President and Chief Technology Officer of Aladdin since 1997. Mr. Lovato is a co-founder of Aladdin Systems and has been responsible for overseeing the Company's technical operations and leading research on new technologies and products. Mr. Lovato has served as a Director since the company's founding in 1988. Prior to holding his current title, Mr. Lovato was Aladdin's Vice President and Chief Technology Officer. Prior to co-founding Aladdin, Mr. Lovato worked at Apple Computer as a Senior Software Engineer. Mr. Lovato has over fifteen-years of software programming and development experience.

      BRAD PEPPARD has been President of Lime Tree Productions, Inc., a boutique consulting firm providing marketing and research consulting services to high tech companies. Mr. Peppard served as Vice President of Marketing at Aladdin Systems from 1996 through 1998. In 1998, Mr. Peppard became a Director of Aladdin. Prior to joining Aladdin, Mr. Peppard was responsible for worldwide marketing at Quarterdeck Office Systems, during which time the company grew from $20 million to $120 million in revenue. Prior to 1993, he was also Vice President of Marketing at Software Publishing Corporation, a pioneer in both high-tech direct marketing and Internet electronic marketing, Mr. Peppard was President and founder of SoftMail Corporation, one of the leading direct marketing agencies in the country, as well as president of Monogram Software. Mr. Peppard has an MBA from Stanford University and a B.A. from Amherst College.

      DAVID SCHARGEL is the Chairman and President of Aportis Technologies Corp., a leader in software for carryable and wearable computers (focusing on Palm Pilot and Window CE computers), which he founded in 1997. Mr. Schargel is one of the co-founders of Aladdin and served as its President from 1988 to 1994. Mr. Schargel has served as a Director since 1988. From 1994 through 1997, he performed various executive roles at Aladdin. Prior to co-founding Aladdin, Mr. Schargel was Vice President at Olduvai Corporation, a publisher of software for the Macintosh computer and also had served as Technical Editor at MacUser Magazine. Mr. Schargel has extensive experience in software product management and marketing.

      PAUL GOODMAN since 1987 has been a partner in the New York City law firm of Elias, Goodman Shanks & Zizmor, LLP where he concentrates on representing software and Web companies in a wide range of business and financing transactions. He has represented Aladdin since its inception. In addition to a Juris Doctor degree, Mr. Goodman hold a BA and MA degree in

Computer Science, was a former member of the Computer Science faculty of Queens College, is the author of five books on microcomputer programming and is the editor and publisher of WebLegalGuide.com, a legal resource for companies involved in the Web industry.

      BENNA LOVATO is one of the co-founders of Aladdin. She is also President of Nurture, a non-profit organization located in Santa Cruz county, devoted to the goal that all woman have education, advocacy and support in the child-bearing years. She is also a member of the Board of Directors of the Birth Network of Santa Cruz county.

Item 10: Executive Compensation

COMPENSATION SUMMARY

      The following table sets forth the compensation awarded or paid to, or earned by, our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the year ended December 31, 1999:

SUMMARY COMPENSATION TABLE (1)(2)

                      ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                      -------------------              -------------------------
                      SALARY ($)                       NUMBER OF SECURITIES
                                                       UNDERLYING OPTIONS (#)(3)
NAME AND
PRINCIPAL
POSITION

Jonathan Kahn, CEO
                        $164,119                               20,000

Darryl Lovato, President and Chief
Technology Officer

                        $161,419                               20,000

      (1) Information set forth herein includes services rendered by the named executives while employed by Aladdin Systems prior to the reorganization and by Aladdin following the Reorganization.

      (2) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

      (3) Represents options granted to such executives during 1999.

      The following table sets forth certain information concerning options granted to the named executives during 1999.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1999 (1)

                  Number of         % of Total       Exercise       Expiration
                  Securities        Options          Price Per      Date(4)
                  Underlying        Granted to       Share
                  Options           Employee         ($/SH)
                  Granted (2)       In 1999 (3)

NAME

Jonathan
Kahn                 20,000          5.8%             $4.00      December, 2010

Darryl
Lovato               20,000          5.8%             $4.00      December, 2010

      (1) No SARs were granted to the Named Executives during 1999.

      (2) Each option represents the right to purchase one share of our common stock.

      (3) In 1999, we granted officers, employees and consultants options to purchase an aggregate of 347,298 shares of our common stock.

      (4) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.

OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table sets forth certain information with respect to the named executives concerning exercisable and unexercisable stock options held by them as of December 31, 1999. None of these executive officers exercised options to purchase common stock in 1999.

AGGREGATE OPTION EXERCISES IN 1999 AND YEAR END OPTION VALUES (1)


Name                            Number of Unexercised              Value of Unexercised In-the-
                               Options at Year End(#)              Money Options at Year End (2)
                         -----------------------------------       -----------------------------
                           Exercisable       Unexercisable         Exercisable     Unexercisable
                         ---------------     -------------         -----------     -------------
Jonathan Kahn                136,509           161,716               $546,036         $646,864

Darryl Lovato                131,766           161,716               $527,064         $646,864


      (1) No SARs were owned or exercised by any of the Named Executives during 1998.

      (2) Based on a per share fair market value of our common stock equal to $4.00 per share, the trading price market value of our common stock on December 31, 1999.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

      On October 25, 1999 we entered into an employment agreement with Jonathan Kahn (the "Kahn Employment Agreement"). Under the Kahn Employment Agreement, Jonathan Kahn is to serve as our Chief Executive Officer and perform such duties as may be reasonably assigned to him by the

Board of Directors. The Kahn Employment Agreement provides for an annual base salary of $150,000. The Kahn Employment Agreement also provides that Jonathan Kahn is to receive options to purchase shares of our Common stock in an amount as to be determined, from time to time, by the Board of Directors of the Company, and that he is eligible to receive vacation in accordance with the Company's policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time.

      The term of the Kahn Employment Agreement lasts until September 30, 2002 unless terminated pursuant to the terms thereof. We may terminate the Kahn Employment Agreement only for cause. The term "cause" is defined in the Kahn Employment Agreement as: (i) the willful neglect of duties reasonably assigned by the Board of Directors; (ii) material breach of the agreement; or (iii) willful gross misconduct. If Jonathan Kahn is terminated without cause or in the event of a change of control of the Company, defined as a change in control of at least 40% of the voting shares of the Company, he is to receive severance pay through September 30, 2002 equal to: (i) the base salary; (ii) bonus compensation; (iii) vested options to purchase Common stock; (iv) health insurance; and (v) any unused vacation time. The change of control provision in the employment agreement was not triggered by the recent Reorganization with Foreplay Golf Travel & Tours, Inc. If Jonathan Kahn resigns from his position for good cause, including a substantial reduction in his position, duties or a material breach of the agreement by us, he is to be deemed terminated without cause and is eligible to receive severance.

      On October 25, 1999 we entered into an employment agreement with Darryl Lovato (the "Lovato Employment Agreement"). Under the Lovato Employment Agreement, Darryl Lovato is to serve as our President and Chief Technology Officer and perform such duties as may be reasonably assigned to him by the Board of Directors. The Lovato Employment Agreement provides for an annual base salary of $150,000. The Lovato Employment Agreement also provides that Darryl Lovato is to receive options to purchase shares of our Common stock, in an amount as to be determined, from time to time, by the Board of Directors of the Company, and that he is eligible to receive vacation in accordance with the Company's policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time.

      The term of the Lovato Employment Agreement lasts until September 30, 2002 unless terminated pursuant to the terms thereof. We may terminate the Lovato Employment Agreement only for cause. The term "cause" is defined in the Lovato Employment Agreement as: (i) the willful neglect of duties reasonably assigned by the Board of Directors; (ii) material breach of the agreement; or
(iii) willful gross misconduct. If Darryl Lovato is terminated without cause or in the event of a change of control of the Company, defined as a change in control of at least 40% of the voting shares of the Company, he is to receive severance pay through September 30, 2002 equal to: (i) the base salary; (ii) bonus compensation; (iii) vested options to purchase Common stock; (iv) health insurance; and (v) any unused vacation time. The change of control provision in the employment agreement was not triggered by the recent Reorganization with Foreplay Golf Travel & Tours, Inc. If Darryl Lovato resigns from his position for good cause, including a substantial reduction in his position, duties or a material breach of the agreement by us, he is to be deemed terminated without cause and is eligible to receive severance.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock.

 Name and Address                      Amount and Nature             Percent
of Beneficial Owner                of Beneficial Ownership(1)        of Class

EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------        ------------------           --------

Jonathan Kahn(2)                            1,822,789                 19.54%

David Schargel                              1,601,571                 17.17%

Darryl Lovato (3)                           1,765,066                 18.92%

Brad Peppard (4)                               63,210                  0.68%

Benna Lovato                                1,633,300                 17.51%

Paul Goodman                                       --                    --

All directors and executive                 6,885,936                 73.82%
officers as a group (6 Persons)

---------------------   ----------------------------------   ------------------
---------------------   ----------------------------------   ------------------

OTHER 5% STOCKHOLDERS (1):
---------------------   ----------------------------------   ------------------

Marco Gonzalez                                680,680                  7.44%

All directors,
executive officers and 5%
stockholders as a group                     7,566,616                 81.26%

      (1) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

      (2) Includes 136,509 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

      (3) Includes 131,766 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

      (4) Includes 31,605 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

Item 12: Certain Relationships and Related Transactions

      In 1998, Jonathan Kahn, CEO and Darryl Lovato, President each received options to purchase up to 57,898 shares of Common Stock, respectively, with exercise prices of $1.18 per share. These options vest in 48 monthly installments.

      In 1999, Brad Peppard, Director received options to purchase up to 31,605 shares of Common Stock, with exercise prices of $1.54 per share.

      BAYTREE CAPITAL ASSOCIATES, LLC. In July, 1999 Aladdin Systems, Inc. entered into an agreement with Baytree Capital Associates, LLC which was continued after the Reorganization. Under the agreement, Baytree provided financial consulting and assistance to Aladdin Systems, Inc. which included the identification of a merger candidate and assistance with the Reorganization. For their services, Baytree received 50,000 shares of our Common Stock and was paid $20,000 plus $10,000 in non-accountable expense reimbursement. In addition, Baytree has been granted an 18 month right of first refusal with respect to any subsequent financings.

PART IV
Item 13: Exhibits, Financial Statements, and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements

The following consolidated financial statements of Aladdin Systems Holdings, Inc., and subsidiaries, and the Independent Auditors' Reports issued thereon, are incorporated by reference in Part II, Item 7:

Independent Auditors' Reports.
Consolidated Balance Sheets.
Consolidated Statements of Earnings.
Consolidated Statements of Stockholders' Equity.
Consolidated Statements of Cash Flows.
Notes to Consolidated Financial Statements.

2. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report:

2.1 Agreement and Plan of Reorganization dated as of October 12 1999 by and among FGT, Gary Ulmer, Aladdin Systems, Inc. and the shareholders of Aladdin Systems, Inc.*
3.1   Articles of Incorporation of the Registrant.*
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3   By-Laws of Registrant.*
4.1   Sample Stock Certificate of the Registrant.*

10.1 Letter Agreement, dated July 14, 1999 by and between Bay Tree Capital Associates, LLC and the Registrant.**
10.2 Employment Agreement dated October 25, 1999 by and between Mr. Jonathan Kahn and the Registrant. **
10.3 Employment Agreement dated October 25, 1999 by and between Mr. Darryl Lovato and the Registrant. **
10.4  Stock Option Plan of the Registrant. **
10.5 Form of Stock Option Agreement issued under the Stock Option Plan of the Registrant. **
21.1  Subsidiaries of Registrant
27.1  Financial Data Schedule

Legend

* Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10-SB

** Incorporated into this Report by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form 10-SB dated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ALADDIN SYSTEMS HOLDINGS, INC.
  (Registrant)


  By /s/ Jonathan Kahn
     ------------------------------
  (Jonathan Kahn, Chief Executive Officer,
   Principal Financial and Accounting Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

 Signature                             Title                           Date

 /s/ Jonathan Kahn
-------------------------  Chief Executive Officer and Director      4/21/00
  (Jonathan Kahn)

 /s/ Darryl Lovato
-------------------------  President and Director                    4/21/00
  (Darryl Lovato)

/s/ Brad Peppard
-------------------------  Director                                  4/21/00
  (Brad Peppard)

/s/ David Schargel
-------------------------  Director                                  4/21/00
  (David Schargel)

/s/ Benna Lovato
-------------------------  Director                                  4/21/00
  (Benna Lovato

/s/ Paul Goodman
-------------------------  Director                                  4/21/00
  (Paul Goodman)

EXHIBIT INDEX

Exhibit Reference (*)
Number or Page #

2.1 Agreement and Plan of Reorganization dated as of October 12 1999 by and among FGT, Gary Ulmer, Aladdin Systems, Inc. and the shareholders of Aladdin Systems, Inc.*
3.1   Articles of Incorporation of the Registrant.*
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3   By-Laws of Registrant.*
4.1   Sample Stock Certificate of the Registrant.*
10.1 Letter Agreement, dated July 14, 1999 by and between Bay Tree Capital Associates, LLC and the Registrant.*
10.2 Employment Agreement dated October 25, 1999 by and between Mr. Jonathan Kahn and the Registrant. *
10.3 Employment Agreement dated October 25, 1999 by and between Mr. Darryl Lovato and the Registrant. *
10.4  Stock Option Plan of the Registrant. *
10.5 Form of Stock Option Agreement issued under the Stock Option Plan of the Registrant*.
21.1  Subsidiaries of Registrant*
27.1  Financial Data Schedule*

Legend

* Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10-SB dated

** Incorporated into this Report by reference to the Registrant's Amendment Registration Statement on Form 10-SB dated

***** Incorporated into this Report by reference to the Registrant's Amendment Registration Statement on Form 10-SB dated