Form 10QSB
period 2000-03-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2000-05-22
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended March 31, 2000

     |_| Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from ____ to ____ .

                         ALADDIN SYSTEMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                      86-0866757
   (State or Other Jurisdiction of                  (Employer Identification
    Incorporation or Organization)                          Number)

                               165 WESTRIDGE DRIVE
                          WATSONVILLE, CALIFORNIA 95076
              (Address of Principal Executive Offices and Zip Code)

                                 (831) 761-6200
                         (Registrants telephone number)

Former name, former address and former fiscal year, if changed since last report: No changes.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

                             (cover page continued)

Number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000: Common Stock: 9,778,117

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                            Page

PART I

Item 1. Financial Statements                                                  3

   Condensed Consolidated Balance Sheet as of March 31, 2000                  3

   Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 2000 and 1999                               4

   Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2000 and 1999                               5

   Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

PART II

Item 6. Exhibits and Reports on Form 8-K                                     14

Signatures

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets:
Cash and cash equivalents                                           $ 1,076,781
Accounts receivable (net of allowance of $37,368)                     1,208,597
Inventories                                                             126,028
Prepaid expenses                                                        115,444
Income taxes receivable                                                  70,000
Deposits                                                                133,484
                                                                    -----------
   Total current assets                                               2,730,334

Capitalized software, net                                               213,368

Property and equipment, net                                             474,698

Deferred income taxes                                                    94,369
                                                                    -----------

                                                                    $ 3,512,769
                                                                    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturies of long-term debt                                  $   290,584
Accounts payable                                                        496,953
Accrued expenses and other liabilities                                  361,258
Income tax payable                                                       69,276
                                                                    -----------
  Total current liabilities                                           1,218,071

Long-term debt                                                           93,710

Commitments and contingencies

Stockholders' equity
Preferred Stock, $.001 par value: 1,000,000 shares authorized;
   none issued and outstanding                                               --
Common Stock, $.001 par value; 50,000,000 shares authorized;
   9,778,117 issued and outstanding                                       9,779
Paid-in capital                                                       1,481,934
Deferred compensation                                                   (86,671)
Retained earnings                                                       795,946
                                                                    -----------
  Total stockholders' equity                                          2,200,988
                                                                    -----------

                                                                    $ 3,512,769
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months ended March 31,
                                                          2000           1999
                                                          ----           ----

Sales                                                $ 2,395,260    $ 2,570,954
Cost of sales                                            332,717        377,598

Gross profit                                           2,062,543      2,193,356

Operating expenses:
Marketing, sales and support                           1,229,052        911,305
Research and development                                 609,674        322,446
General and administrative                               431,233        256,604
                                                     ---------------------------

Total operating expenses                               2,269,959      1,490,355

Income (loss) from operations                           (207,416)       703,001

Other income (expense):
Interest expense                                         (13,382)       (26,785)
Other                                                     16,758          5,451
                                                     ---------------------------

   Net income (loss) before income taxes                (204,040)       681,667

Income tax expense (benefit)                             (70,000)       224,950
                                                     ---------------------------

     Net income (loss)                               $  (134,040)   $   456,717
                                                     ==========================

Earnings per share  - basic                          $     (0.01)   $      0.05
                                                     ==========================

Earnings per share - diluted                         $     (0.01)   $      0.05
                                                     ---------------------------

Shares used in computing basic earnings per share      9,778,117      8,728,117
                                                     ==========================

Shares used in computing diluted earnings per share    9,778,117      9,047,833
                                                     ==========================

     See accompanying notes to condensed consolidated financial statements.

            Aladdin Systems Holdings, Inc. and Subsidiaries
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

                                                    Three Months ended March 31,
                                                         2000           1999
                                                    ----------------------------

Net cash provided by operating activities            $   114,328    $   182,804

Cash flows from investing activities:
  Acquisition of property and equipment                  (50,911)       (20,089)
  Acquisition of software rights                         (68,310)          (108)
                                                     ---------------------------
    Net cash used in investing                          (119,221)       (20,198)

Cash flows from financing activities:
  Capital contribution                                        --         14,000
  Repayment of borrowings                                (26,672)       (52,623)
                                                     ---------------------------
    Net cash used in financing                           (26,672)       (38,623)
                                                     ---------------------------
    Net increase (decrease) in cash and
      cash equivalents                                   (31,565)       123,983

Cash and cash equivalents at beginning of period       1,108,346         63,609
                                                     ---------------------------

Cash and cash equivalents at end of period           $ 1,076,781    $   187,592
                                                     ===========================

Cash paid during the period for:
       Interest                                      $    13,251    $    11,201
                                                     ===========================

       Income taxes                                  $     4,470    $        --
                                                     ===========================

Noncash transactions:
During the first quarter of 2000, the Company granted stock options to consultants resulting in an expense for the quarter of $90,942 and a remaining balance to be amortized of $86,671.

     See accompanying notes to condensed consolidated financial statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries (the "Company" or "Aladdin") as of March 31, 2000, and for the three months ended March 31, 2000, and 1999, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.

Acquisition of Trexar Technologies, Inc.

On March 21, 2000, the Company completed a merger with Trexar Technologies, Inc. ("Trexar"), a leading Windows and Macintosh software developer of Internet information utilities. The merger was accounted for as a pooling of interests. The Company acquired 100% of the shares of Trexar in exchange for 449,539 shares of common stock of the Company. Results of operations of the previously separate companies for the period before the combination is as follows:

                                           Three months ended March 31,
                                           ----------------------------
                                                2000           1999
                                             ----------     ----------
       Revenues:
         Aladdin                             $2,359,199     $2,565,611
         Trexar                                  36,061          5,343
                                             ----------     ----------
                                             $2,395,260     $2,570,954
                                             ==========     ==========

       Net income (loss)
         Aladdin                             $  (95,574)    $  470,656
         Trexar                                 (38,466)       (13,939)
                                             ----------     ----------
                                             $ (134,040)    $  456,717
                                             ==========     ==========

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of approximately 1,998,000 shares issuable upon the exercise of outstanding stock options and shares issuable upon the conversion of convertible debt as of March 31, 2000 and 1,587,000 shares issuable upon the exercise of outstanding stock options as of March 31, 1999 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

The following table reconciles the amounts used in the per share computation:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                     -----------     -----------
Numerator
  Net income (loss)                                  $  (134,040)    $   456,717
  Interest expense on convertible debt                        --           4,838
                                                     -----------     -----------

  Net income (loss) used in computing diluted
   Earnings (loss) per share                         $  (134,040)    $   461,555
                                                     ===========     ===========

Denominator
  Weighted average common shares
   outstanding during the period                       9,778,117       8,728,117
  Dilutive effect of convertible debt                         --         319,716
                                                     -----------     -----------

  Shares used in computing diluted
    earnings per share                                 9,778,117       9,047,833
                                                     ===========     ===========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Aladdin Systems Holdings, Inc., was formed on March 26, 1997 as Foreplay Golf & Travel Tours, Inc. The Company changed its name to Aladdin Systems Holdings, Inc. in October, 1999 after acquiring all the common stock of Aladdin Systems, Inc., a Delaware corporation. The merger was accounted for as a reverse acquisition as Aladdin Systems, Inc. was deemed to be the accounting acquirer as discussed in Staff Accounting Bulletin No. 97.

On March 21, 2000, our Aladdin Systems, Inc. subsidiary completed a merger with Trexar Technologies, Inc. ("Trexar"), a leading Windows and Macintosh software developer of Internet information utilities. The merger was accounted for as a pooling of interests. The Trexar merger added several new products to our product line.

Our software products are all branded under the "Aladdin Systems" name and are either developed internally by our own staff of software developers or are acquired from third party developers in exchange for royalty payments pursuant to publishing agreements. The publishing agreements we enter into either assign to us all rights in the software or give us a perpetual right to modify and publish the software, in exchange for a royalty which has historically ranged from 3% to 20% of our net revenue from the sales and licensing of such software. We attempt to negotiate limits on the amount of royalties that are to be paid to the developer of the product.

Our products are divided into two different product groups serving two different markets: consumers and software developers. While many of our products are used by both groups, most of our developer products are licensed directly rather than sold through the retail software distribution channel. Our products are divided between these two market segments as follows:

Consumer Products:

StuffIt Deluxe (Macintosh)
DropStuff (Windows and Macintosh)
Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)
Spring Cleaning (Macintosh)
Private File (Windows and Macintosh)
Aladdin FlashBack (Windows and Macintosh)
Shrinkwrap (Macintosh)
DragStrip (Windows and Macintosh)
MacTicker (Macintosh)
MacTuner (Macintosh)
MacHeadlines (Macintosh)
IntelliNews (Macintosh)
WeatherTracker (Windows and Macintosh)

Developer Products

StuffIt Engine (Windows and Macintosh)
StuffIt InstallerMaker (Macintosh)

Third Party Products

In addition to the sale of our own products, from time to time, the Company resells the products of other software publishers.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth certain data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods, ended March 31, 2000 and March 31, 1999.

--------------------------------------------------------------------------
                                         Three months ending March 31,
--------------------------------------------------------------------------
                                             2000             1999
Percentage of sales:

Sales                                        100%             100%
Cost of sales                                 14               15
                                         ---------------------------------
  Gross profit                                86               85

Marketing, sales and support                  51               35
Research and development                      25               13
General and administrative                    18               10
  Total operating expenses                    95               58
                                         ---------------------------------
Income (loss) from operations                 (9)              27
Other income (expense), net                    0               (1)
==========================================================================
   Net income (loss) before
    income tax                                (9)              27
                                         ---------------------------------
Income tax expense (benefit)                  (3)               9
                                         ---------------------------------
Net income (loss)                             (6)%             18%

==========================================================================

Revenues

Overall Revenue

Overall revenues decreased to $2,395,260 for the three months ended March 31, 2000 from $2,570,954 during the comparable period in 1999, a decrease of 7%. The decrease was a result of a decrease in sales of our Spring Cleaning product as compared to the same period in 1999, when we had released a new version of the product.

Consumer Product Revenues

Approximately 69% of the Company's revenues for the three month period ended March 31, 2000 were from Consumer products. Revenues from sales of our Consumer products in the comparable period in 1999 represented 88% of our overall sales. The decrease was a result of the decrease in sales of Spring Cleaning.

Developer Product Revenues

Revenue from the Company's Developer products increased 1% during the three month period ended March 31, 2000, as compared to the same period in 1999 and accounted for approximately 8% of the Company's total net revenues for 2000. Despite the slight increase in the sales of our Developer products, which was a result of the overall increase in third party software development for the Macintosh computer, historically, revenues from our Developer products have represented decreasing percentages of the Company's overall sales as our Consumer products have grown.

Revenues from Sales Of Third Party Products

In addition to publishing our own products, we utilize our resources and customer list to act as a reseller of software products published by other software companies. Sales of third party products accounted for 23% of revenue in the three month period ended March 31, 2000 as compared to 5% for the same period in 1999. The increase was a result of an increase in the number of products we resold over our Website.

Revenues from Sales Over Our Website

Revenues from sales over our www.aladdinsys.com Website accounted for 53% of revenue in the three month period ended March 31, 2000 as compared to 28% of revenue in the comparable period in 1999. The large increase in the amount of revenues achieved from the sale of our products over our Website represents a shift towards direct distribution of our products that are downloaded from the Website directly to our customers and away from our traditional sales channels. The Company believes that sales over its Website will represent an increasingly important component of the Company's sales strategy and will allow the Company to reach a large number of potential consumers at lower costs than sales through distributors.

Cost of Revenues and Gross Margin

The Company's cost of revenues is composed primarily of: (1) the costs of product materials such as manuals, diskettes, CD-ROMS, and packaging; (2) amortization of capitalized purchased software; and (3) royalties paid to outside developers on certain software products.

Cost of revenues, as a percentage of net revenues decreased to 14% in the three month period ended March 31, 2000 from 15% in the comparable period in 1999. The decrease in cost of revenues is related to the increase in sales directly to consumers via our Website since software sold in this fashion has a lower cost of sales due to the absence of physical media and printed material.

Operating Expenses

Marketing, Sales & Support

Sales and marketing expenses were $1,229,052 in the three month period ended March 31, 2000 as compared to $911,305 in the comparable quarter in 1999, an increase of 35% . This increase was as a result of increased spending during the period for advertising, promotions, market research and consultants.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $431,233 or 18% of net revenue in the quarter ended March 31, 2000 compared to $256,604 or 10% in the comparable period in 1999. This increase was a result of increased spending on recruitment fees and fees for professional services related to the cost of compliance as a public company.

Research and Development

Research and development expenses were $609,674 or 25% of net revenue in the three month period ended March 31, 2000 as compared to $322,446 or 13% of net revenue in the comparable period in 1999. This increase was associated with increased spending on payroll, product localization costs and other costs associated with product development. Product localization costs represents costs incurred to make our products available for use in other countries or in other languages.

Due to the current high demand for software engineers and other technical specialists, the Company anticipates having to both increase wages of existing research and development personnel as well as having to pay higher salaries to new employees. Such additional expense for payroll and benefits may have the effect of increasing our research and development expenses in upcoming fiscal quarters.

Provision for Income Taxes

For the three months ended March 31, 2000, the Company recognized an income tax benefit related to the expected recovery of taxes paid in 1999 through the utilization of the current period loss. In 1999, the effective tax rate on income before taxes was 33%.

Liquidity and Capital Resources

During the three month period ended March 31, 2000, net cash provided by operating activities was $114,328 a decrease of $68,476 compared to the comparable period of 1999. The decrease in cash is due primarily to our increased operating expenses during the three month period ended March 31, 2000 and from the use of cash for paying down accounts payable.

Net cash used in investing activities in the three months ended March 31, 2000 was $119,221, an increase of $99,023 compared to the comparable period in 1999, reflecting an increase in cash used for equipment and software product acquisitions.

Net cash used in financing activities in the three months ended March 31, 2000, for the repayment of borrowings, was $26,672 as compared to $38,623 used during the comparable period in 1999.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At March 31, 2000, the Company had cash and cash equivalents totaling $1,076,781, resulting principally from the sale of common stock in a private placement during October, 1999.

Over the next 12 months, our fixed payment commitments include those for office rent, capital leases, and notes payable for software.

We believe that cash generated from operations along with our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Risks and Uncertainties

As part of our plan to expand our business, in March 2000 the Company acquired Trexar Technologies, Inc., and committed to increased expenditures to hire additional technical personnel, develop and acquire new products and to increase marketing expenses for our new and existing products. The Company anticipates that these expenditures may continue to result in operating expenses in excess of our revenues for the first six months of 2000. We believe that the merger with Trexar Technologies, Inc., and our investments in additional personnel and marketing expenses are important parts of our plan to create long term growth and profitability of the Company and we expect that we will return to profitability by the fourth quarter of 2000. If we are not successful in increasing long-term growth through these actions, it could have a material adverse affect on the Company.

Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow. For a discussion of other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            (27)  Financial Data Schedule.

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALADDIN SYSTEMS HOLDINGS, INC.
                                    (Registrant)


                                    /s/ Jonathan Kahn             5/22/00
                                    ---------------------------
                                    (Jonathan Kahn,
                                    Chief Executive Officer,
                                    and Director)


                                    /s/ Alexandra Gonzalez        5/22/00
                                    ---------------------------
                                    (Chief Accounting Officer)