Form 10QSB
period 2000-06-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2000-08-14
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934. For the quarterly period ended June 30, 2000

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

Number of shares outstanding of each of the registrant's classes of common stock as of June 30 , 2000: Common Stock: 9,792,635.

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                            Page

PART I

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2000                   3

   Condensed Consolidated Statements of Operations for the
      Three Months and Six Months Ended June 30, 2000 and 1999                4

   Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 2000 and 1999                                5

   Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis
    of Financial Condition and Results of Operations                          8

PART II

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    16

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                                  ASSETS
Current Assets:
Cash and cash equivalents                                           $   849,693
Accounts receivable (net of allowance of $37,368)                       897,304
Inventories                                                             141,499
Prepaid expenses                                                        155,190
Income taxes receivable                                                  70,000
Deposits                                                                187,300
                                                                    -----------
  Total current assets                                                2,300,986

Capitalized software, net                                               759,685
Property and equipment, net                                             469,311
Deferred income tax benefits                                             97,140
                                                                    -----------

                                                                    $ 3,627,122
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                $   201,164
Accounts payable                                                        540,933
Accrued expenses and other liabilities                                  532,828
                                                                    -----------
  Total current liabilities                                           1,274,925

Long-term debt                                                           86,439

Commitments and contingencies                                                --

Stockholders' equity
Preferred stock, $.001 par value: 1,000,000 shares authorized;
  none issued and outstanding                                                --
Common stock, $.001 par value; 50,000,000 shares authorized;
  9,792,635 issued and outstanding                                        9,793
Paid-in capital                                                       1,548,003
Deferred compensation                                                   (80,762)
Retained earnings                                                       788,724
                                                                    -----------
  Total stockholders' equity                                          2,265,758
                                                                    -----------

                                                                    $ 3,627,122
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three months ended June 30,    Six months ended June 30,
                                                           2000           1999          2000           1999
                                                           ----           ----          ----           ----

Sales                                                 $ 2,633,530    $ 2,111,695    $ 5,028,790    $ 4,682,650

Cost of sales                                             341,427        434,770        674,144        812,368
                                                      --------------------------------------------------------

Gross profit                                            2,292,103      1,676,925      4,354,646      3,870,282

Operating Expenses:
Marketing, sales and support                            1,285,404        757,906      2,514,456      1,669,212
Research and development                                  599,213        369,984      1,208,887        692,429
General and administrative                                418,241        226,972        849,474        483,576
                                                      --------------------------------------------------------

Total operating expenses                                2,302,858      1,354,862      4,572,817      2,845,217

Income (loss) from operations                             (10,755)       322,063       (218,171)     1,025,065

Other income (expense):
Interest expense                                          (11,220)       (10,943)       (24,602)       (37,728)
Other                                                      11,982          6,690         28,740         12,141
                                                      --------------------------------------------------------

     Net income (loss) before income taxes                 (9,993)       317,810       (214,033)       999,478

     Income tax expense (benefit)                          (2,771)        79,000        (72,771)       303,950
                                                      --------------------------------------------------------

Net income (loss)                                     $    (7,222)   $   238,810    $  (141,262)   $   695,528
                                                      ========================================================

Earnings (loss) per share - basic                     $      0.00    $      0.03    $     (0.01)   $      0.08
                                                      ========================================================

Earnings (loss) per share - diluted                   $      0.00    $      0.03    $     (0.01)   $      0.08
                                                      ========================================================

Shares used in computing basic earnings per share       9,785,672      8,728,117      9,781,894      8,728,117
                                                                     =========================================

Shares used in computing diluted earnings per share     9,785,672      9,061,837      9,781,894      9,061,837
                                                                     =========================================


     See accompanying notes to condensed consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Six months ended June 30,
                                                                   2000           1999
                                                               --------------------------

Net cash provided by operating activities                      $   320,412    $   538,093

Cash flows from investing activities:
  Acquisition of property and equipment                           (105,524)       (34,141)
  Acquisition of software rights                                  (426,750)       (34,402)
                                                               -----------    -----------
       Net cash used in investing activities                      (532,274)       (68,543)

Cash flows from financing activities:

  Issuance of stock                                                  7,294        234,500
  Repayment of borrowings                                          (54,086)      (330,019)
                                                               --------------------------
       Net cash used in financing activities                       (46,792)       (95,519)
                                                               --------------------------

       Net increase (decrease) in cash and cash equivalents       (258,653)       374,031

Cash and cash equivalents at beginning of period                 1,108,346         63,609
                                                               --------------------------

Cash and cash equivalents at end of period                     $   849,693    $   437,640
                                                               ==========================

Cash paid during the period for:
       Interest                                                $    24,641    $    36,596
                                                               ==========================

       Income taxes                                            $    69,276    $    79,000
                                                               ==========================

     See accompanying notes to condensed consolidated financial statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries ("Aladdin") as of June 30, 2000, and for the three months and six months ended June 30, 2000, and 1999, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all necessary information for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                                                   Six months ended June 30,
                                                   -------------------------
                                                  2000                  1999
                                              -----------           -----------
Revenues:
  Aladdin                                     $ 5,028,790           $ 4,658,326
  Trexar                                               --                24,324
                                              -----------           -----------
                                              $ 5,028,790           $ 4,682,650
                                              ===========           ===========

Net income (loss)
  Aladdin                                     $  (141,262)          $   717,319
  Trexar                                               --               (21,791)
                                              -----------           -----------
                                              $  (141,262)          $   695,528
                                              ===========           ===========

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of approximately 2,084,000 shares issuable upon the exercise of outstanding stock options as of June 30, 2000 and 1,682,000 shares issuable upon the exercise of outstanding stock options as of June 30, 1999 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

The following table reconciles the amounts used in the per share computation:

                                                   Three months ended June 30,  Six month ended June 30,
                                                   ---------------------------  ------------------------
                                                       2000          1999          2000          1999
                                                       ----          ----          ----          ----

Numerator
   Net income (loss)                                  ($7,222)   $   238,810     ($141,262)   $   695,528
 Interest expense on convertible debt                      --          4,136            --          8,968
                                                  -------------------------------------------------------

    Net income (loss) used in computing diluted
     Earnings (loss) per share                        ($7,222)   $   242,946     ($141,262)   $   704,496

Denominator
    Weighted average common shares                  9,785,672      8,728,117     9,781,894      8,728,117
      outstanding during the period
    Dilutive effect of convertible debt                    --        333,720            --        333,720
                                                  -------------------------------------------------------

    Shares used in computing diluted
     earnings per share                             9,785,672      9,061,837     9,781,894      9,061,837

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Aladdin Systems Holdings, Inc. ("Aladdin"), was formed on March 26, 1997 as Foreplay Golf & Travel Tours, Inc. ("Foreplay"). The Company changed its name to Aladdin Systems Holdings, Inc. in October, 1999 after acquiring all the common stock of Aladdin Systems, Inc., a Delaware corporation. The business combination was accounted for as a reverse acquisition as Aladdin Systems, Inc. was deemed to be the accounting acquirer as discussed in Staff Accounting Bulletin No. 97.

On March 21, 2000, we completed a merger with Trexar Technologies, Inc. ("Trexar"), a leading Windows and Macintosh software developer of Internet information utilities. The merger was accounted for as a pooling of interests. The Trexar merger added several new products to our product line.

Our software products are all branded under the "Aladdin Systems" name and are either developed internally by our own staff of software developers or are acquired from third party developers in exchange for royalty payments pursuant to publishing agreements. The publishing agreements we enter into either assign to us all rights in the software or give us a perpetual right to modify and publish the software, in exchange for a royalty fee which has historically ranged from 3% to 20% of our net revenue from the sales and licensing of such software. We attempt to negotiate limits on the amount of royalties that are to be paid to the developer of the product.

Our products are divided into two different product groups serving two different markets: consumers and software developers. While many of our products are used by both groups, most of our developer products are licensed directly rather than sold through the retail software distribution channel. Our products are divided between these two markets as follows:

Consumer Products:

StuffIt Deluxe (Macintosh)
DropStuff (Windows and Macintosh)
Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)
Spring Cleaning (Macintosh)
Private File (Windows and Macintosh)
Aladdin FlashBack (Windows and Macintosh)
Shrinkwrap (Macintosh)
DragStrip (Windows and Macintosh)
MacTicker (Macintosh)
Aladdin Tuner (Macintosh)
MacHeadlines (Macintosh)
IntelliNews (Macintosh)
WeatherTracker (Windows and Macintosh)
HotTime (Palm OS)
GoBar (Palm OS)

Developer Products

StuffIt Engine (Windows and Macintosh)
StuffIt InstallerMaker (Macintosh)

Third Party Products

In addition to the sale of our own products, from time to time, we resell the products of other software publishers.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth certain data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for each of the three month and six month periods ended June 30, 2000 and June 30, 1999.

------------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30          Six Months Ended June 30
------------------------------------------------------------------------------------------------------
                                              2000             1999              2000             1999
Percentage of sales:

Sales                                         100%             100%              100%             100%

Cost of sales                                  13               21                13               17

                                              --------------------------------------------------------
    Gross profit                               87               79                87               83

Marketing, sales and support                   49               36                50               36

Research and development                       23               18                24               15

General and administrative                     16               11                17               10
                                              --------------------------------------------------------
    Total operating expenses                   88               65                91               61
                                              --------------------------------------------------------
Income (loss) from operations                   0               15                (4)              22

Other income (expense), net                     0                1                 1                0

                                              --------------------------------------------------------
   Net income (loss) before income tax         (1)              15                (3)              22

                                              --------------------------------------------------------
Income tax expense (benefit)                   (1)               4                (1)               2

                                              --------------------------------------------------------
Net income (loss)                              (1)%             11%               (2)%             20%
                                              --------------------------------------------------------

======================================================================================================

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues

Overall Revenue

Overall revenues increased to $2,633,530 for the three months ended June 30, 2000 from $2,111,695 during the comparable period in 1999, an increase of 25% or $521,835. The increase was a result of increased sales of an upgrade version of Spring Cleaning released in the quarter, the introduction of the GoBar product and Aladdin Tuner, and increases in StuffIt Deluxe and third party products sales.

Consumer Product Revenues

Approximately 75% of our revenues for the three month period ended June 30, 2000 were from consumer products. Revenues from sales of our consumer products in the comparable period in 1999 represented 82% of our overall sales. This percentage decrease, despite an actual increase in the dollar volume of sales of consumer products, was a result of a large increase in sales of third party products.

Developer Product Revenues

Revenue from the our developer products decreased 2% during the three months ended June 30, 2000, as compared to the same period in 1999 and accounted for approximately 8% of the our revenues for 2000 as compared to 9% of revenues in the comparable period in 1999. The slight decrease in sales reflects a small decrease in demand for developer products in the entire Macintosh market. Historically, revenues from our developer products have represented decreasing percentages of our overall sales as our consumer products have grown, and we expect that trend to continue.

Revenues from Sales Of Third Party Products

In addition to publishing our own products, we utilize our resources, Websites and customer list to act as a reseller of software products published by other software companies. Sales of third party products accounted for 17% of our revenues in the three month period ended June 30, 2000 as compared to 9% for the same period in 1999. The increase was primarily the result of an increase in products we resold over our Website as compared to the comparable period in 1999.

Revenues from Sales Over Our Website

Revenues from sales over our Website, www.aladdinsys.com, accounted for 37% of revenue in the three month period ended June 30, 2000 as compared to 36% of revenues in the comparable period in 1999. We believe that sales over our Website will represent an increasingly important component of our sales strategy and will allow us to reach a large number of potential consumers at lower costs than sales through the distribution channel we have traditionally used.

Cost of Revenues and Gross Margin

Aladdin's cost of revenues is composed primarily of: (1) the costs of product materials and packaging; (2) amortization of capitalized purchased software; and
(3) royalties paid to outside developers on certain software products.

Cost of revenues, as a percentage of net revenues decreased to 13% in the three month period ended June 30, 2000 from 21% in the comparable period in 1999. The decrease in cost of revenues is related to the increase in sales directly to consumers via our Web site since software sold in this fashion has a lower cost of sales due to the absence of physical media and printed material.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $1,285,404 in the three month period ended June 30, 2000 as compared to $757,906 in the comparable quarter in 1999, an increase of 70%. This increase was a result of increased spending during the period for advertising, promotions, market research and consultants.

Research and Development

Research and development expenses were $599,213 or 23% of net revenue in the three month period ended June 30, 2000 as compared to $369,984 or 18% of net revenue in the comparable period in 1999. This increase was mostly due to increased personnel and increased salaries of existing personnel.

Due to the current high demand for software engineers and other technical specialists, we anticipate having to increase wages of existing research and development personnel as well as having to pay higher salaries to new employees. Such additional expense for payroll and benefits may have the effect of increasing our research and development expenses in upcoming fiscal quarters.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $418,241 or 16% of net revenue in the quarter ended June 30, 2000 compared to $226,972 or 11% in the comparable period in 1999. This increase was primarily the result of fees for professional services related to the cost of becoming a public company, including legal, accounting, and investor relation fees.

Provision for Income Taxes

For the three months ended June 30, 2000, we recognized an income tax benefit related to the expected recovery of taxes paid in 1999 through the utilization of the current period loss. In 1999, the effective tax rate on income before taxes was 25% for the three months ending June 30.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenues

Overall Revenue

Overall revenues increased to $5,028,790 for the six months ended June 30, 2000 from $4,682,650 during the comparable period in 1999, a increase of 7% or $346,140. The increase was principally a result of sales of third party products.

Consumer Product Revenues

Approximately 72% of our revenues for the six month period ended June 30, 2000 were from consumer products. Revenues from sales of our consumer products in the comparable period in 1999 represented 85% of our overall sales. This percentage decrease was a result of a large increase in sales of third party products.

Developer Product Revenues

Revenues from our developer products during the six month period ended June 30, 2000, is comparable to the same period in 1999. Developer product revenues accounted for approximately 8% of our revenues for 2000, the same percentage of revenues in the comparable period in 1999.

Revenues from Sales Of Third Party Products

Sales of third party products accounted for 20% of revenue in the six month period ended June 30, 2000 as compared to 7% for the same period in 1999. The increase was a result of an increase in the number of products we resold over our Website as compared to the comparable period in 1999.

Revenues from Sales Over Our Website

Revenues from sales over our Website accounted for 39% of revenues in the six month period ended June 30, 2000 as compared to 32% of revenues in the comparable period in 1999. The increase represents a shift towards direct distribution of our products that are downloaded from the Website directly to our customers and away from our traditional sales channels.

Cost of Revenues and Gross Margin

Cost of revenues, as a percentage of net revenues decreased to 13% in the six month period ended June 30, 2000 from 17% in the comparable period in 1999. The decrease in cost of revenues is related to the increase in sales directly to consumers via our Website since software sold in this fashion has a lower cost of sales due to the absence of physical media and printed material.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $2,514,456 in the six month period ended June 30, 2000 as compared to $1,669,212 in the comparable quarter in 1999, an increase of 75%. This increase was as a result of increased spending during the period for advertising, promotions, market research and consultants.

Research and Development

Research and development expenses were $1,208,887 or 24% of revenues in the six month period ended June 30, 2000 as compared to $692,429 or 15% of revenues in the comparable period in 1999. This increase was mostly due to increased personnel and increased salaries of existing personnel.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $849,474 or 17% of revenues in the quarter ended June 30, 2000 compared to $483,576 or 10% in the comparable period in 1999. This increase was primarily the result of fees for professional services related to the cost of becoming as a public company, including legal, accounting, and investor relation fees.

Provision for Income Taxes

For the six months ended June 30, 2000, the Company recognized an income tax benefit related to the expected recovery of taxes paid in 1999 through the utilization of the current period loss. In 1999, the effective tax rate on income before taxes was 30% for the six months ending June 30.

Liquidity and Capital Resources

During the six month period ended June 30, 2000, net cash provided by operating activities was $320,412 a decrease of $217,681 compared to the comparable period in 1999. The decrease in cash is due primarily to our reduced income.

Net cash used in investing activities in the six months ended June 30, 2000 was $532,274, an increase of $463,731 compared to the comparable period in 1999, reflecting an increase in cash used for software product acquisitions.

Net cash used in financing activities in the six months ended June 30, 2000, was $46,792 as compared to $95,518 during the comparable period in 1999. The increased cash flows is primarily the result of our discontinued reliance on a factoring line of credit which was paid off in 1999.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At June 30, 2000, the Company had cash and cash equivalents totaling $849,693.

Over the next 12 months, our fixed payment commitments include those for office rent, capital leases, demand notes and term notes payable for software.

We believe that cash generated from operations along with our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, fixed payment commitments and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Risks and Uncertainties

As part of our plan to expand our business, over the past six months, we acquired Trexar Technologies, Inc. and the publishing rights to additional software products. We also committed to increased expenditures to hire additional technical personnel and to increase marketing expenses for our new and existing products. Aladdin had expenditures in excess of our revenues for the first six months of 2000. We believe that these investments are important parts of our plan to create growth and profitability. If we are not successful in increasing long-term growth through these actions, our operating results and financial condition could be materially adversely affected.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            (27.1) Financial Data Schedule.
            (27.2) Restated Financial Data Schedule

      (b) Reports on Form 8-K

      A report on Form 8-K dated May 31, 2000 was filed by the Registrant pursuant to Item 5 thereof with respect to the Registrant's acquisition of software rights.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALADDIN SYSTEMS HOLDINGS, INC.
                                        (Registrant)


                                        /s/ Jonathan Kahn                8/11/00
                                        -------------------------------
                                        (Jonathan Kahn,
                                        Chief Executive
                                        Officer, and Director)


                                        /s/ Alexandra Gonzalez           8/11/00
                                        -------------------------------
                                        (Chief Accounting Officer)