Form 10QSB
period 2000-09-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2000-11-20
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934. For the quarterly period ended September 30, 2000

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

Number of shares outstanding of each of the registrant's classes of common stock as of November 7, 2000: Common Stock: 9,792,635.

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                            Page

PART I

Item 1.            Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2000              3

   Condensed Consolidated Statements of Operations for the
      Three Months and Nine Months Ended September 30, 2000 and 1999          4

   Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 2000 and 1999                          5

   Notes to Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations                           7

PART II

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   16

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

                                     ASSETS
Current Assets:
Cash and cash equivalents                                           $   349,482
Accounts receivable (net of allowance of $37,368)                       699,011
Inventories                                                             125,934
Prepaid expenses                                                        101,509
Income taxes receivable                                                 285,755
Deposits                                                                148,279
                                                                    -----------
  Total current assets                                                1,709,970

Capitalized software, net                                               786,415
Property and equipment, net                                             429,961
Deferred income taxes                                                    94,369
                                                                    -----------

                                                                    $ 3,020,715
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                $   214,198
Accounts payable                                                        359,370
Accrued expenses and other liabilities                                  535,506
                                                                    -----------
  Total current liabilities                                           1,109,074

Long-term debt                                                           78,879

Commitments and contingencies                                                --

Stockholders' Equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized;
  none issued and outstanding                                                --
Common stock, $.001 par value; 50,000,000 shares authorized;
  9,792,635 issued and outstanding                                        9,793
Paid-in capital                                                       1,548,003
Deferred compensation                                                   (74,853)
Retained earnings                                                       349,819
                                                                    -----------
  Total stockholders' equity                                          1,832,762
                                                                    -----------

                                                                    $ 3,020,715
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three months ended Sept 30,   Nine months ended Sept 30,
                                                          2000          1999            2000         1999
                                                          ----          ----            ----         ----
Sales                                                 $ 1,753,875    $ 2,098,501    $ 6,782,665    $ 6,781,150

Cost of sales                                             262,105        340,205        936,249      1,152,573
                                                      --------------------------------------------------------

Gross profit                                            1,491,770      1,758,296      5,846,416      5,628,577

Operating Expenses:
Marketing, sales and support                            1,156,669        827,637      3,671,125      2,522,175
Research and development                                  686,701        544,772      1,895,588      1,219,533
General and administrative                                300,071        251,780      1,149,546        727,698
                                                      --------------------------------------------------------

Total operating expenses                                2,143,441      1,624,189      6,716,259      4,469,406

Income (loss) from operations                            (651,671)       134,107       (869,843)     1,159,171

Other Income (expense):
Interest expense                                           (7,415)       (10,521)       (32,017)       (48,249)
Other                                                       7,196         10,471         35,936         22,612
                                                      --------------------------------------------------------

     Net income (loss)  before income taxes              (651,890)       134,057       (865,924)     1,133,534

     Income tax expense (benefit)                        (212,984)        44,330       (285,755)       348,279
                                                      --------------------------------------------------------

Net income (loss)                                     $  (438,906)   $    89,727    $  (580,169)   $   785,255
                                                      ========================================================

Earnings (loss) per share - basic                           (0.05)          0.01          (0.06)          0.09
                                                      ========================================================

Earnings (loss) per share - diluted                         (0.05)          0.01          (0.06)          0.09
                                                      ========================================================

Shares used in computing basic earnings per share       9,792,635      8,728,117      9,785,501      8,728,117
                                                      ========================================================

Shares used in computing diluted earnings per share     9,792,635      9,061,837      9,785,501      9,061,837
                                                      ========================================================

     See accompanying notes to condensed consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine months ended September 30,
                                                                  2000            1999
                                                             -------------------------------
Net cash provided by (used in) operating activities            $   (53,505)   $   647,123

Cash flows from investing activities:
  Acquisition of property and equipment                           (126,174)       (80,433)
  Acquisition of software rights                                  (513,517)       (49,261)
                                                                  --------        -------
            Net cash used in investing activities                 (639,691)      (129,694)

Cash flows from financing activities:

  Issuance of stock                                                  7,294        234,500
  Payment on capital leases                                        (72,962)      (214,766)
  Repayment of borrowings                                               --       (170,888)
                                                                                  -------
                                                             -------------------------------
         Net cash used in financing activities                     (65,668)      (151,154)
                                                             -------------------------------

        Net increase (decrease) in cash and cash equivalents      (758,864)       366,275

Cash and cash equivalents at beginning of period                 1,108,346         63,609
                                                             -------------------------------

Cash and cash equivalents at end of period                     $   349,482    $   429,884
                                                             ===============================

Cash paid during the period for:
       Interest                                                $    32,356    $    51,316
                                                             ===============================

       Income taxes                                            $    69,276    $   189,100
                                                             ===============================

     See accompanying notes to condensed consolidated financial statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries ("Aladdin") as of September 30, 2000, and for the three months and nine months ended September 30, 2000, and 1999, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all necessary information for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                      Nine months ended September 30,
                      -------------------------------
                          2000             1999
                          ----             ----

Revenues
Aladdin                $ 6,782,665       $ 6,719,461
Trexar                          --            61,689
                      -------------------------------
                       $ 6,782,665       $ 6,781,150
                      ===============================

Net income (loss)
Aladdin                $  (580,169)      $   820,020
Trexar                          --           (34,765)
                      -------------------------------
                       $  (580,169)      $   785,255
                      ===============================

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of approximately 2,061,378 shares issuable upon the exercise of outstanding stock options as of September 30, 2000 and 1,714,241 shares issuable upon the exercise of outstanding stock options as of September 30, 1999 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

The following table reconciles the amounts used in the per share computation:

                                         Three months ended September 30,    Nine months ended September 30,
                                         --------------------------------    -------------------------------
                                                        2000                        1999            2000
                                                        ----                        ----            ----
1999
Numerator
   Net income (loss)                          ($438,906)       $   89,727        ($580,169)       $  785,255
Interest expense on convertible debt                 --             4,662               --            13,251
                                        --------------------------------------------------------------------

   Net income(loss) used in computing
   Diluted earnings (loss) per share          ($438,906)           94,389         (580,169)          798,506

Denominator
   Weighted average common shares             9,792,635         8,728,117        9,785,501         8,728,117
      Outstanding during the period
   Dilutive effect of convertible debt               --           333,720               --           333,720
                                         -------------------------------------------------------------------

   Shares used in computing diluted
     Earnings per share                       9,792,635         9,061,837        9,785,501         9,061,837

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

Consumer Products:

StuffIt Deluxe  (Macintosh)
StuffIt for Windows (Windows)
DropStuff (Windows and Macintosh)
Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)
Spring Cleaning (Macintosh)
Private File (Windows and Macintosh)
Aladdin FlashBack (Windows and Macintosh)
Shrinkwrap (Macintosh)
DragStrip (Windows and Macintosh)
MacTicker (Macintosh)
Aladdin Tuner (Macintosh)
IntelliNews (Macintosh)
Hottime (Palm OS)
GoBar (Palm OS)

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

The following table sets forth certain data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for each of the three-month and nine-month periods ended September 30, 2000 and September 30, 1999.

-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
-------------------------------------------------------------------------------------------------------------------
                                                         2000             1999              2000             1999
Percentage of sales:

Sales                                                    100%             100%              100%             100%

Cost of sales                                             15               16                14               17
                                                -------------------------------------------------------------------
    Gross profit                                          85               84                86               83

Marketing, sales and support                              66               39                54               37

Research and development                                  39               26                28               18

General and administrative                                17               13                17               11
                                                -------------------------------------------------------------------
    Total operating expenses                             122               78                99               66
                                                -------------------------------------------------------------------
Income (loss) from operations                            (37)               6               (13)              17

Other income (expense), net                                0                0                 0                0
                                                -------------------------------------------------------------------
   Net income (loss) before                              (37)               6               (13)              17
      income tax
                                                -------------------------------------------------------------------
Income tax expense (benefit)                             (12)               2                (4)               5
                                                -------------------------------------------------------------------
Net income (loss)                                        (25)%              4%               (9)%             12%
-------------------------------------------------------------------------------------------------------------------

================================================================================

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Revenues

Overall Revenue

Overall revenues decreased to $1,753,875 for the three months ended September 30, 2000 from $2,098,501 during the comparable period in 1999, a decrease of 16% or $344,626. The decrease was a result of lower sales of our major products, StuffIt Deluxe and Spring Cleaning. Overall the entire industry had a slower selling season through the distribution channel.

Consumer Product Revenues

Approximately 79% of our revenues for the three-month period ended September 30, 2000 were from consumer products. Revenues from sales of our consumer products in the comparable period in 1999 represented 85% of our overall sales. This percentage decrease was also indicative of the industry slowdown in sales through the distribution channel.

Developer Product Revenues

Revenue from our developer products increased 2% during the three months ended September 30, 2000, as compared with the same period in 1999 and accounted for approximately 10% of our revenues for 2000 as compared to 8% of revenues in the comparable period in 1999.

Revenues from Sales Of Third Party Products

In addition to publishing our own products, we utilize our resources, Websites and customer list to act as a reseller of software products published by other software companies. Sales of third party products accounted for 11% of our revenues in the three-month period ended September 30, 2000 as compared with 7% for the same period in 1999. The increase was primarily the result of an increase in products we resold over our Website as compared with the comparable period in 1999.

                      Three months ended September 30
                          2000            1999
                          ----            ----

Consumer products      $1,377,918      $1,781,067
Developer                 175,143         168,995
Third party               200,814         148,439
                       ----------      ----------
                       $1,753,875      $2,098,501

Revenues from Sales Over Our Website

Revenues from sales over our Website, www.aladdinsys.com, accounted for 41% of revenue in the three-month period ended September 30, 2000 as compared with 29% of revenues in the comparable period in 1999. This increase in sales represents the continuing trend of customers buying direct even while sales through the distribution channel were affected by the industry slowdown.

Cost of Revenues and Gross Margin

Aladdin's cost of revenues is composed primarily of: (1) the costs of product materials and packaging; (2) amortization of capitalized purchased software; and
(3) royalties paid to outside developers on certain software products.

Cost of revenues, as a percentage of net revenues decreased to 15% in the three-month period ended September 30, 2000 from 16% in the comparable period in 1999. This decrease is mostly related to the increase in sales directly to consumers via our Website since software sold in this fashion has a lower cost of sales due to the absence of physical media and printed material. There was however, an increase in payroll and amortization expenses that reduced the overall effect of the decrease due to the Website sales.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $1,156,669 in the three-month period ended September 30, 2000 as compared with $827,637 in the comparable quarter in 1999, an increase of 40%. This increase was a result of increased spending during the period for advertising, promotions, market research and consultants.

Research and Development

Research and development expenses were $686,701 or 39% of net revenue in the three-month period ended September 30, 2000 as compared with $544,772 or 26% of net revenue in the comparable period in 1999. This increase was mostly due to increased personnel and increased salaries of existing personnel.

Due to the current high demand for software engineers and other technical specialists, we anticipate having to increase wages of existing research and development personnel as well as having to pay higher salaries to new employees. Such additional expense for payroll and benefits may have the effect of increasing our research and development expenses in upcoming fiscal quarters.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $300,071 or 17% of net revenue in the quarter ended September 30, 2000 compared with $251,780 or 13% in the comparable period in 1999. This increase was primarily the result of fees for professional services related to the cost of being a public company, including legal, accounting, and investor relation fees.

Provision for Income Taxes

For the three months ended September 30, 2000, we recognized an income tax benefit related to the expected recovery of taxes paid in 1999 through the utilization of the current period loss. In 1999, the effective tax rate on income before taxes was 33% for the three months ending September 30.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

Revenues

Overall Revenue

Overall revenues increased slightly to $6,782,665 for the nine months ended September 30, 2000 from $6,781,150 during the comparable period in 1999, an increase of $1,515.

Consumer Product Revenues

Approximately 74% of our revenues for the nine-month period ended September 30, 2000 were from consumer products. Revenues from sales of our consumer products in the comparable period in 1999 represented 85% of our overall sales. This percentage decrease was a result of a large increase in sales of third party products.

Developer Product Revenues

Revenues from our developer products during the nine-month period ended September 30, 2000, is comparable to the same period in 1999. Developer product revenues accounted for approximately 8% of our revenues for 2000, the same percentage of revenues in the comparable period in 1999.

Revenues from Sales Of Third Party Products

Sales of third party products accounted for 18% of revenue in the nine-month period ended September 30, 2000 as compared with 7% for the same period in 1999. The increase was a result of an increase in the number of products we resold over our Website as compared to the comparable period in 1999.

                     Nine months ended September 30
                          2000            1999
                          ----            ----

Consumer products      $5,025,524      $5,763,283
Developer                 568,148         545,156

Third party             1,188,993         472,711
                       ----------      ----------
                       $6,782,665      $6,781,150

Revenues from Sales Over Our Website

Revenues from sales over our Website accounted for 44% of revenues in the nine-month period ended September 30, 2000 as compared with 31% of revenues in the comparable period in 1999. The increase represents a shift towards direct distribution of our products that are downloaded from the Website directly to our customers and away from our traditional sales channels.

Cost of Revenues and Gross Margin

Cost of revenues, as a percentage of net revenues decreased to 14% in the nine-month period ended September 30, 2000 from 17% in the comparable period in 1999. The decrease in cost of revenues is related to the increase in sales directly to consumers via our Website since software sold in this fashion has a lower cost of sales due to the absence of physical media and printed material.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $3,671,125 in the nine-month period ended September 30, 2000 as compared with $2,522,175 in the comparable quarter in 1999, an increase of 46%. This increase was as a result of increased spending during the period for advertising, promotions, market research and consultants.

Research and Development

Research and development expenses were $1,895,588 or 28% of revenues in the nine-month period ended September 30, 2000 as compared with $1,219,533 or 18% of revenues in the comparable period in 1999. This increase was mostly due to increased personnel and increased salaries of existing personnel.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $1,149,546 or 17% of revenues in the quarter ended September 30, 2000 compared with $727,698 or 11% in the comparable period in 1999. This increase was primarily the result of fees for professional services related to the cost of being a public company, including legal, accounting, and investor relations fees.

Provision for Income Taxes

For the nine months ended September 30, 2000, the Company recognized an income tax benefit related to the expected recovery of taxes paid in 1999 through the utilization of the current period loss. In 1999, the effective tax rate on income before taxes was 30% for the nine months ending September 30.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2000, net cash used in operating activities was $53,505 compared with net cash provided by operating activities of $647,123 for the comparable period in 1999. The increase in cash used by operations is due primarily to our reduced income.

Net cash used in investing activities in the nine months ended September 30, 2000 was $639,691, an increase of $509,997 compared with $129,694 in the comparable period in 1999, reflecting an increase in cash used for software product acquisitions.

Net cash used by financing activities in the nine months ended September 30, 2000, was $65,668 as compared with $151,154 during the comparable period in 1999. The reduced cash used in financing activities is primarily the result of our discontinued reliance on a factoring line of credit that which was paid off in 1999.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At September 30, 2000, the Company had cash and cash equivalents totaling $349,482.

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

Risks and Uncertainties

As part of our plan to expand our business, over the past nine months, we acquired Trexar Technologies, Inc. and the publishing rights to additional software products. We also committed to increased expenditures to hire additional technical personnel and to increase marketing expenses for our new and existing products. Aladdin had expenditures in excess of our revenues for the first nine months of 2000. We believe that these investments are important parts of our plan to create growth and profitability. If we are not successful in increasing long-term growth through these actions, our operating results and financial condition could be materially adversely affected.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  (27.1)   Financial Data Schedule
                  (27.2)   Restated Financial Data Schedule

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALADDIN SYSTEMS HOLDINGS, INC.
                                     (Registrant)


                                     /s/ Jonathan Kahn                  11/14/00
                                     --------------------------
                                     (Jonathan Kahn,
                                     Chief Executive Officer,
                                     and Director)


                                     /s/ Alexandra Gonzalez             11/14/00
                                     --------------------------
                                     (Chief Accounting Officer)