Form 10KSB
period 2000-12-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2001-03-26
CIK 1098875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

               245 WESTRIDGE DRIVE, WATSONVILLE, CALIFORNIA 95076
              (Address of Principal Executive Offices and Zip Code)

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


--------------------------------------------------------------------------------

      YES |X|    NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $10,168,755

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 5, 2001:
$1,320,029

Number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2000:

Common Stock: 9,792,635

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None


--------------------------------------------------------------------------------

                         ALADDIN SYSTEMS HOLDINGS, INC.
                         2000 FORM 10-KSB ANNUAL REPORT
                                Table of Contents

Trademarks/Definitions

PART I
Item 1.  Business                                                        4
Item 2.  Properties                                                     16
Item 3.  Legal Proceedings                                              16
Item 4.  Submission of Matters to a Vote of Security Holders            17

PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                            17
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            17
Item 7.  Financial Statements                                           22
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            34

PART III
Item 9.  Directors and Executive Officers of the Registrant             39
Item 10. Executive Compensation                                         41
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                     44
Item 12. Certain Relationships and Related Transactions                 45

PART IV
Item 13. Exhibits, Financial Statements, and Reports on Form 8-K
         Signatures                                                     46

TRADEMARKS/DEFINITIONS

      "Aladdin", "Aladdin Systems", "StuffIt", "StuffIt Deluxe", "DropStuff", "DropZip", "StuffIt Expander", "MacTicker", "PowerTicker", "InstallerMaker", "Spring Cleaning", "ShrinkWrap", "MacTuner", "AladdinTuner", "GoBar", "PrivateFile", "iClean", and "Aladdin Transporter" are trademarks and service marks of Aladdin Systems, Inc. and Aladdin Systems Holdings, Inc. All other trademarks, service marks or tradenames referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "Aladdin" refer to the consolidated operations of Aladdin Systems Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiary, Aladdin Systems, Inc., a Delaware corporation, (b) "you" refers to the readers


--------------------------------------------------------------------------------
of this Form 10-KSB, (c) the "Web" refer to the World Wide Web, and (d) the "site" refers to our Web site ("www.aladdinsys.com").

PART I

Item 1: Business

General

      Aladdin Systems is a leader in utility software for business and personal computing. Aladdin's business strategy is to satisfy customer needs by developing and marketing products across multiple operating platforms (currently those of Microsoft Corporation, Apple Computer, Inc. and Palm Computing, Inc.), that solve the problems of transmitting, accessing, and organizing their data.

      Aladdin Systems, Inc. was formed in January, 1989 to publish software for the Macintosh computer. In May 1989, Aladdin entered into a publishing agreement to publish two software products for the Macintosh computer, StuffIt, a data compression software product and Shortcut, a desktop productivity application.

      Since 1990, Aladdin Systems has refined, expanded and improved the StuffIt software and today publishes several different products based upon StuffIt for both the Windows and Macintosh markets. We also publish several other popular software applications including Spring Cleaning with iClean, a software uninstaller package for the Macintosh; Aladdin Flashback, a version control application for both the Macintosh and Windows markets which saves older versions of documents as newer ones are created; GoBar, a replacement application launcher for the Palm OS; DragStrip, a quick launch application for both the Windows and Macintosh markets; AladdinTuner, a global Internet radio tuner; and PowerTicker, a stock ticker for the Macintosh which accesses stock quotes and financial data over the Internet without the need for separate Web browser software. We sell these products to consumers through distributors and resellers, as well as directly from our Web site (www.aladdinsys.com).

       In addition to products for the consumer market, we also develop and market products to other software developers and IT professionals. These products include StuffIt InstallerMaker, which simplifies the installation and distribution of software for Macintosh computers; the StuffIt Engine SDK for the Macintosh and Windows markets which provides developers with the ability to include compression features in their own products; and ShrinkWrap, a disk image product which is used by software developers.


--------------------------------------------------------------------------------

The Company

      Aladdin Systems Holdings, Inc. was formed on March 26, 1997 as Foreplay Golf & Travel Tours, Inc. The Company changed its name to Aladdin Systems Holdings, Inc. in October, 1999 after acquiring all the common stock of Aladdin Systems, Inc., a Delaware corporation. The merger was accounted for as a reverse acquisition. Aladdin Systems Holdings, Inc. exists primarily as a stock holding company, and accordingly, the operations described in this document, unless otherwise specified, are those of the subsidiary, Aladdin Systems, Inc.

      Our software products are all branded under the "Aladdin Systems" name and are either developed internally by our staff of software developers or are acquired or licensed from third party developers in exchange for royalty payments pursuant to publishing agreements. The publishing agreements we enter into either assign to us all rights in the software or give us a right to modify and publish the software, in exchange for royalties which have historically ranged from 3% to 20% of our net revenue from the sales and licensing of such software. We attempt to negotiate limits on the amounts of royalties that are to be paid to the developer of the product.

      Whether we create a product or acquire it from a developer, Aladdin assumes all costs associated with publishing, including the costs of producing documentation, packaging, marketing, advertising and distribution as well as the costs of technical support for the products.

Products

      Our products are divided into two different product groups serving two different markets: consumers and developers. While many of our products are used by both groups, most of our developer products are licensed directly rather than sold through the retail software distribution channel. Our products are divided between these two market segments as follows:

Consumer Products:

StuffIt Products
----------------
StuffIt Deluxe  (Macintosh)
StuffIt for Windows
DropStuff (Windows and Macintosh)
StuffIt Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)

Desktop Utilities
-----------------
Spring Cleaning (Macintosh)
Aladdin FlashBack (Windows and Macintosh)
ShrinkWrap (Macintosh)
DragStrip (Windows and Macintosh)
Transporter (Macintosh)


--------------------------------------------------------------------------------

Internet Products
-----------------
PowerTicker (Macintosh)
Aladdin Tuner (Windows and Macintosh)
IntelliNews (Macintosh)
iClean (Macintosh)

Palm Products
-------------
HotTme (Palm)
GoBar (Palm)

Developer Products:

StuffIt InstallerMaker (Macintosh)
StuffIt Engine (Windows and Macintosh)

StuffIt Compression Product Line

      Our flagship product line is based upon Aladdin's data compression technology. This product line is sold under the StuffIt brand. The product line consists of StuffIt Deluxe, StuffIt for Windows, DropStuff, DropZip, Expander, StuffIt Lite and the StuffIt Engine SDK. StuffIt software is used to compress and expand data. The software allows users to compress files, directories, hard drives or other media for faster transmission over computer networks, including the Internet, and for archival purposes. Because files encoded in a compressed format are smaller than ordinary files, compressed files can be transmitted faster than non-compressed files over computer networks including the Internet regardless of the method of transmission, that is, whether by dial-up modem, DSL, cable modem, etc.

      Aladdin Systems commenced publishing StuffIt in 1989 when it acquired the publishing rights to the product in exchange for royalty payments. In 1995, we purchased all rights to StuffIt from the developer. Since we first published StuffIt in 1989, Aladdin has continually improved and updated the product. StuffIt was originally designed to run only on Macintosh computers. In 1995, Aladdin started to publish versions of some of our StuffIt products for Microsoft Windows-based computers and in September 2000 ,we released StuffIt for Windows. The Windows versions of our StuffIt products all operate on the Windows 95, Windows 98, Windows NT, Windows 2000 and Windows ME operating systems.

      A more detailed description of our StuffIt product line is as follows:

      StuffIt has been adopted as a worldwide compression standard for the Macintosh computer by Apple Computer and America Online. In 1990, America Online adopted StuffIt as their standard for compressing Macintosh files utilizing StuffIt to automatically compress files for transmission. StuffIt products have been shipped to over 13 million users worldwide over the last two years, including 9 million copies


--------------------------------------------------------------------------------
distributed by Apple Computer shipped pre-loaded on Apple Computer's products. While originally Apple Computer paid us for the right to distribute StuffIt products, currently, Aladdin receives no compensation therefor.

      StuffIt Deluxe (Macintosh) - StuffIt Deluxe is a full featured product offering a complete compression and expansion solution to users. StuffIt Deluxe is sold commercially through Aladdin's physical and electronic worldwide distribution network of distributors, resellers, mail order houses, Internet retailers, and through our Web site (www.aladdinsys.com). StuffIt Deluxe was first released for commercial sale in 1990. The software is localized into kanji, which is distributed by our Japanese distributor and we also have localized versions in Spanish, German, and French.

      StuffIt for Windows - This release in September 2000 marks the first full featured compression solution for Aladdin in the Windows market. StuffIt for Windows is the complete compression and expansion solution for Windows users. StuffIt for Windows includes the most comprehensive set of compression, expansion, and decoding formats available for the Windows market.

      DropStuff (Windows and Macintosh) - DropStuff allows users to quickly and easily compress a file by simply moving the file's icon directly over the DropStuff icon on the user's desktop. DropStuff is distributed as shareware. Shareware is generally recognized in the software industry as being on the "honor system" with the software freely distributed at no charge pursuant to a license agreement which requires payment as a condition of continued use after 30 days. We expect that the vast majority of shareware users will not register the software or pay the license fee. However, we believe that on a historical basis, the distribution of DropStuff as shareware has benefited Aladdin through an increase in the number of users of our StuffIt compression standard as well as increasing Aladdin's goodwill in the computer industry. In 1999, we started distributing DropStuff for both Macintosh and Windows versions.

      StuffIt Expander (Windows, Macintosh and Linux) - StuffIt Expander for Macintosh, Windows and Linux are corresponding products which automatically decompress files that are compressed. These products do not compress files themselves. Expander is distributed as freeware in order to encourage the wide distribution of files in StuffIt format and to seed the market for our commercial products. Despite being distributed free of charge, Expander is protected by copyright law and its use is subject to a license agreement. In addition to decoding files in StuffIt format, Expander also decodes files in other popular compression and encoding formats, including Zip, Binhex, Base64
(MIME) and TAR, further increasing its popularity and usefulness. We have entered into agreements allowing distribution of StuffIt Expander with third parties such as Apple Computer, Netscape, IDG Communications, Connectix Corporation, and PC Treasures, Inc. Generally, we receive no revenue from such agreements. We also distribute Expander free of charge, from our Web site (www.aladdinsys.com).

      DropZip (Windows and Macintosh) -DropZip allows users to quickly and easily compress a file into the industry-standard "Zip" format by simply moving the file's icon


--------------------------------------------------------------------------------
directly over the DropZip icon on the user's desktop. DropZip is distributed as shareware.

      StuffIt Lite (Macintosh) - StuffIt Lite is a shareware compression product designed to provide basic compression and expansion capabilities. The software is only distributed electronically and is available for download through multiple sources. StuffIt Lite is distributed as shareware and is primarily distributed via our Web site (www.aladdinsys.com).

Desktop Products

      Spring Cleaning (Macintosh) - Spring Cleaning is a software uninstaller product for the Macintosh market which removes unwanted and unused software and related files from a user's computer. In May 2000, Aladdin purchased all rights to the software from The Excelsior Group, terminating the previous publishing agreement. Spring Cleaning is sold commercially through Aladdin's physical and electronic worldwide distribution network of distributors, resellers, mail order houses, Internet retailers, and through our Web site (www.aladdinsys.com). Spring Cleaning is localized into kanji, Dutch, Spanish, German, and French. The localized versions of the product are distributed by our international distributors. In November 2000, Aladdin entered into a bundling agreement for Spring Cleaning with Symantec Corporation to distribute the product with Norton SystemsWorks for the Macintosh.

      Aladdin FlashBack (Windows and Macintosh) - Aladdin FlashBack is a version control product designed to allow users to restore versions of documents regardless of the application being used, and protect documents or files from data loss and accidental overwriting. Aladdin Flashback has no competition in the Macintosh market and several competitors in the Windows market, including Lost & Found from PowerQuest. None of the competitive products are dominant in the market for such products. Aladdin Flashback was released in 1997 and is sold commercially through Aladdin's physical and electronic worldwide distribution network of distributors, resellers, mail order houses, Internet retailers and through our Web site (www.aladdinsys.com). Localized kanji, German and French language versions of the product are available.

      ShrinkWrap (Macintosh) - ShrinkWrap is used by developers and consumers to create disk image files, allowing the users to create exact copies of their hard disk, floppies, or CD ROMs. Aladdin acquired ShrinkWrap from the orginal author and released Aladdin's first version in 1997. ShrinkWrap's only competition is Disk Copy from Apple Computer. ShrinkWrap is distributed directly from Aladdin via our Web site and by other Interent based retailers in a time-locked "trialware" format. ShrinkWrap is localized into kanji and distributed by our Japanese distributor.

      DragStrip (Windows and Macintosh) - DragStrip allows users to launch, find, organize, and access applications and documents quickly and efficiently, allowing users to become better organized. DragStrip is sold commercially through Aladdin's physical and electronic worldwide distribution network of resellers, and through our Web site (www.aladdinsys.com).


--------------------------------------------------------------------------------

      Transporter (Macintosh) - Transporter is designed to allow customers to create custom drop box applications that can automate virtually any file transfer task. The product was launched in January 2001 at MacWorld San Francisco. Transporter was developed by Aladdin for the Enterprise, Government, and Educational marketplaces.

Internet Products

      PowerTicker (Macintosh) - PowerTicker, formerly called MacTicker, is a browser-less Internet client software which displays a moving stock ticker across a user's computer screen. The stock quote information is continually fed to the software from a Web site. Currently, we charge for the PowerTicker software and provide 15 minute delayed stock quotes free of charge. While several Web sites currently offer stock market tickers, we believe that PowerTicker will appeal to a portion of the market which would prefer not to have to access a Web site to receive stock quotes. The company believes that a market for products like PowerTicker exists, but it competes with the many financial Web sites, in some cases, that are free of charge for the same functionality. The company is currently exploring alternative revenue models for PowerTicker ranging from partnerships to OEM arrangements.

      AladdinTuner (Windows and Macintosh) - AladdinTuner, formerly called MacTuner, is a stand-alone software product which acts as a search engine and player for Web sites which stream radio and video broadcasts over the Internet. AladdinTuner requires an active Internet connection to function, but does not utilize a Web browser to work. AladdinTuner contains an updated database of over 3,400 Internet radio, TV, sites from all over the planet, which can be listened to or watched using the software. While several companies offer web sites or software products that compete with Aladdin Tuner, such as the RealMediaPlayer from Real Networks Inc., the Company believes that a market exists for Aladdin Tuner based upon the added functionality provided by the product. The Macintosh version AladdinTuner is sold primarily through Aladdin's Web site and a "trialware" version is also available. In December 2000, Aladdin released the
1.6 Windows version of the product. The Windows version is distributed using an Adware model. In exchange for free use of the software, users are shown advertisments. If the user decides to not view the advertising they can pay for the software to turn off this function off. Aladdin Tuner for Windows was one of CNET's top-5 best downloads of 2000.

      IntelliNews (Macintosh) - IntelliNews is a stand-alone software product which displays headlines from all the premier Internet news sites and delivers them directly to your desktop, eliminating the need to use a Web browser to move from site to site. The IntelliNews software displays up-to-the-minute sport scores, detailed weather reports from cities across the United States, detailed stock quotes, and company profiles. While several Web sites and free software products such as the AOL Instant Messenger provide similar functions, we believe that a market exists for the software based upon the added functionality provided by IntelliNews. IntelliNews is primarily sold through Aladdin's Web site and a "trialware" version is available.


--------------------------------------------------------------------------------
      iClean (Macintosh) - iClean is a software product which allows a user to remove specific unwanted or unneeded files gathered by your Web browser every time you surf the Internet. Removing these files recovers disk space and helps ensure online privacy. iClean is included in our Spring Cleaning product but is also sold as a separate product. In November 2000, Aladdin entered into a bundling arrangement for the product with Symantec Corporation. The software is localized into kanji, French, and German.

Palm Products

      GoBar (Palm) - GoBar was acquired from Digivello in April 2000 and is our second product for the Palm OS. GoBar is an application launcher for the Palm OS. It is designed to allow users to organize Palm OS device similar to their Desktop computer. GoBar has two major competitors Lunch'm and Silverlining.

      HotTime (Palm) - Acquired in December 1999 from Avstor, HotTime was our first product for the Palm OS. HotTime automatically adjusts the date and time on the Palm device to that of your desktop computer when you use HotSync.

      The primary method of distribution for Aladdin's Palm products is Aladdin's Web site and Internet retailers like PalmGear and Handango.

Developer Products

      StuffIt InstallerMaker (Macintosh) - StuffIt InstallerMaker, first published in 1991, allows software developers to create custom installers for the distribution of their products. The software is licensed directly to developers. InstallerMaker's licensees include Apple Computer, Lexmark, the Learning Company and Real Networks.

StuffIt Engine (Windows and Macintosh) - The StuffIt Engine is licensed directly to software developers who wish to incorporate Aladdin's compression technology into their software. Companies that have licensed the StuffIt Engine include America Online and DataViz.

Royalty Payments

      Pursuant to our publishing agreements with third party developers, we have made total royalty payments in 2000 and 1999 totaling $60,430 and $241,291, respectively. The decrease in royalty payments in 2000 was due to the buyout of all rights to Spring Cleaning which terminated the previous royalty agreement.

Resale of Third Party Products

      In addition to publishing our own products, we utilize our resources and customer list to act as a reseller of software products published by other software companies. Historically, we resold limited numbers of third-party products through "bundling" offers with our products which were distributed via direct mail efforts. In the last two years, we have been focusing on offering third party products for sale via


--------------------------------------------------------------------------------
our Web site, primarily through a download model, where the customer receives the product downloaded directly to their computer after credit card information is entered and verified.

      Our resale agreements run for periods from 90 days to one year and all are non-exclusive. We receive a percentage of the net sales ranging from 3% to 70%.

      Third-party product sales decreased to $661,383 for the year ended December 31, 2000 from $818,194 for the year ended December 31, 1999.

Product Revenue

      The following table shows our net revenue for the last two years.

                                          2000          1999
                                          ----          ----

Consumer                             $  8,733,887  $  8,619,129
Developer                                 773,485       759,776
Third Party                               661,383       818,194
                                     --------------------------

Total revenues                       $ 10,168,755  $ 10,197,099

Product Support

      We believe that technical support is an important part of the Company's overall performance and success. On December 31, 2000, we employed 5 full-time support personnel. These employees provide technical support services to our customers by electronic mail, via our Web site, telephone, or fax. Support services include explaining how the customer's computer works, how the customer's other software works in relation to our products, solving problems with software operation and suggesting solutions to business and personal computing issues. We offer product support free of charge to registered users of our products. The majority of support calls from customers occur within 60 days of customers' purchases of products.

Distribution and Marketing

      Our products are marketed through independent distributors in the United States and Canada, through numerous resellers and mail order companies and distributors in other countries, directly to corporate and educational accounts under site licensing agreements, volume purchasing agreements and directly to end-users through direct marketing campaigns and through our Web site (www.aladdinsys.com).

      Of the Company's total net revenues for 2000, approximately 26% was as a result of sales through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 21% of total net revenues. Domestic


--------------------------------------------------------------------------------
distributors purchase product at a discount of approximately 20% to 23% from list prices.

      Of the Company's total net revenues for 2000, approximately 13% was as a result of sales made through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. We currently provide translations of certain products in Japanese, German, Dutch, French and Spanish languages. Sales to two of such distributors, Act2 (Japan), and Softline (United Kingdom), accounted for approximately 2%, and 1%, of total net revenues in 2000, respectively. International distributors generally require somewhat larger discounts in return for various advertising, customer service, and customer registration duties performed by them in connection with the software. This discount normally ranges from 40% to 60% off of the suggested retail price of the products.

      The Company gives its distributors industry-standard rights of return for stock balancing and for defective products, and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $229,094 and $181,659 at December 31, 2000 and 1999, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on our financial results because of the Company's low cost to replace such returns. Returns from end users have not historically been significant.

      Of the Company's total net revenues for 2000, approximately 8% was a result of sales of our developer products, compared with 7% in the 1999.

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

      During the years 2000 and 1999, we spent approximately $2,376,550 and $1,658,083, respectively, on research and development and enhancement activities, representing approximately 23%, and 16%, respectively, of net revenues in each of these periods.

      Our future financial performance will depend in part on the successful development, completion, and introduction of such new software products, and on such enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that we will avoid difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.


--------------------------------------------------------------------------------

Competition

      The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. Different competitors exists for our different products. For our StuffIt product line for the Macintosh, we believe that our long history of publishing compression software for the Macintosh, the goodwill associated with our "Aladdin" and "StuffIt" brands, our large installed base of users as well as our strategic relationships with Apple Computer and America Online make StuffIt for the Macintosh the leading product in its category. However, our attempts to extend the StuffIt line of products to the Windows market will face strong competition from the many Windows-based compression products that use the "Zip" compression standard. There are several major and numerous minor companies currently publishing "Zip" products which will directly compete with our StuffIt products in the Windows market.

      In addition, certain computer manufacturers may devote significant resources to creating software, directly competitive with products of Aladdin, for inclusion with their computers and computer systems without additional charge to consumers, specifically, Apple Computer provides a file encryption (but not compression) technology in its Mac OS 9 operating system and Microsoft includes a compression utility in its Windows 98, Windows NT, and Windows Me operating systems.

      Our competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of ours. Some of these include Apple, Symantec, Microsoft, Network Associates, PowerQuest, MindVision, WinZip and OnTrack Corporation.

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

      As the Internet and e-commerce become an increasing important channel for the distribution and sales of software products, the Company has increased its efforts to sell both our products and the third-party products to consumers via Aladdin's Web site (www.aladdinsys.com). In order to continue this effort, Aladdin may need to invest money, effort and other resources into our Web efforts which may divert attention and


--------------------------------------------------------------------------------
resources from our traditional sales channels. In addition, we may be competing against existing and new companies that have financial, marketing, and technological resources far in excess of Aladdin's. In the event that we are not able to successfully compete against such companies it could have a material adverse effect upon our business, results of operations and financial condition.

      The Company regards the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and relies on a combination of copyright, trademark, service mark and trade secret laws, patents and contractual restrictions to establish and protect our proprietary rights in products and services. Software products are generally protected against copying pursuant to the Copyright Act and license agreements. In addition, many software companies implement schemes designed to reduce unauthorized copying by requiring that users enter a unique registration code to activate the software. Where applicable, some companies also seek for patent protection for specific technologies embodied in their products.

      Aladdin regards its software as proprietary and attempts to protect it with copyrights, patents, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into our software license agreements. The copyrights on our products run for a period of at least 95 years from the first creation of the work in accordance with the provisions of the Copyright Act. None of Aladdin's products lack the necessary copyright or trademark protection. Aladdin licenses its software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Aladdin's products or to obtain information which Aladdin regards as trade secrets. Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection. On a regular basis, we evaluate our development efforts to determine if patent protection would be applicable. In 2000, we filed for two patents.

      Aladdin products require that a product registration number be entered in order to be activated. It is our belief that this system helps to reduce unauthorized copying of our products. The range of product registration numbers distributed is changed from time to time in order to further deter copying of the software. However, because of the rapid pace of technological change in its industry, we believe that such protections are less significant than factors such as frequent product enhancements, and the timeliness and quality of Aladdin support services. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. We do not have specific information regarding how unauthorized copying affects our sales in either the United States or foreign markets; however, we believe that such unauthorized copying has had limited effects on our revenues.

      Although we do not believe that any of our products infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim


--------------------------------------------------------------------------------
infringement by us with respect to past, current or future technologies. The Company expects that participants in our markets will be increasingly subject to infringement claims as the number of software products and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause software upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all, as a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

      Since the Company produces computer software products and is not engaged in hardware manufacturing, we did not spend any material amounts on compliance with environmental laws.

Employees

      As of December 31, 2000, the Company employed 59 full-time employees. Although talented and qualified employees are difficult to find in the current tight job market, Aladdin has experienced relative success in attracting and retaining highly motivated and talented employees.

      The future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, the Company also employs independent contractors to support research and development, marketing, sales, support and administrative organizations. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Subsidiaries

      The Company has two subsidiaries, Aladdin Systems, Inc., a Delaware Corporation, wholly-owned by the Company, and Transaction Services, Inc. ("TSI"), a California corporation, which was incorporated in 1996 and is a wholly owned subsidiary of Aladdin Systems, Inc. TSI was formed in order to provide technology and services to other software publishers which allows such companies to make trial versions of their software available. In 2000, Aladdin discontinued its trialware software technology business.

Forward-looking statements

      The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that


--------------------------------------------------------------------------------
such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

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

Item 2: Properties

      In November 2000, the Company moved to a new office facility located at 245 Westridge Drive, Watsonville, California 95076. Our executive offices now comprise approximately 25,380 square feet. Our subsidiaries, Aladdin Systems, Inc. and Transactions Services, Inc. are housed in the same location. These facilities are leased pursuant to a lease expiring October 2010. The monthly rent is $30,710 and our leased space is now sufficient to cover future growth. As of May 2000, we also have an Atlanta office located at 4005 Nine McFarland, Alpharetta, GA 30004. The monthly rent is $1,750, for approximately 1500 square feet and the expiration date of the lease is May 2002. This leased space is also sufficient to cover future growth at this location.

Item 3: Legal Proceedings

      None


--------------------------------------------------------------------------------

Item 4: Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

      As of December 31, 2000, there were 35 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

      The Company's common stock trades on the NASD's Over The Counter Bulletin Board ("OTCBB") under the symbol: ALHI.

      The following table sets forth the range of high and low bid prices per share of common stock as provided by Commodity Systems, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, mark-down or commissions and may not present actual transactions. There was no significant trading of the common stock prior to October 26, 1999.

                                           Common Stock

                                           Low   High
                                         --------------
Quarter ended:
October 26, 1999 to December 31,
1999                                     $3.00    $5.60
March 31, 2000                           $4.00    $5.13
June 30, 2000                            $3.13    $5.00
September 30, 2000                       $2.19    $4.31
December 31, 2000                        $0.50    $2.31

      The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and


--------------------------------------------------------------------------------
percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis, all dollar amounts (except for per share amounts) have been rounded to the nearest thousand.

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended December 31, 2000.

                                                    Years ended December 31,

                                                         2000      1999
                                                         ----      ----

Percentage of sales:
Sales                                                    100%      100%
Cost of sales                                             16%       20%
                                                       ----------------
Gross profit                                              84%       80%

Sales, marketing and support                              50%       39%
Research and development                                  23%       16%
General and administrative                                16%       12%
                                                       ----------------

Total operating expenses                                  89%       67%

Income (loss) from operations                            (5%)       13%

Other (expense) income, net                                0%        0%

Earnings (loss) before income taxes                      (5%)       13%

Income tax (benefit) expense                             (1%)        5%

Net earnings (loss)                                      (4%)        8%
                                                       ================

NET REVENUES

      Overall revenues decreased slightly from $10,197,099 in 1999 to $10,168,755 in 2000 due to a decrease in sales of third party products as compared with 1999.

      Revenues from the Company's Developer products, InstallerMaker and StuffIt Engine accounted for approximately 8% of the Company's total net revenues, the same percentage as in 1999.

      Revenues from sales over our Web site accounted for 41% of revenue in 2000 as compared with 35% of revenue in 1999. The Company believes that sales over its Web site will represent an increasingly important component of the Company's sales strategy


--------------------------------------------------------------------------------
and will allow the Company to reach a large number of potential consumers at lower costs than sales through distributors.

COST OF REVENUES AND GROSS MARGIN

      The Company's cost of revenues is composed primarily of: (1) the costs of product materials such as CD-ROMS and packaging; (2) amortization of capitalized purchased software; (3) royalties paid to outside developers on certain software products; (4) amortization of capitalized manufacturing expenses; and (5) shipping expenses.

      Cost of revenues, as a percentage of net revenues decreased to 16% in 2000 from 20% in 1999. This decrease in costs was a shift in sales from retail sales to sales over our Web site. Web-based sales have a lower cost of sales since they do not require any physical goods, such as a CD-ROM or documentation to be manufactured.

      As a result of the decrease in the cost of revenues, as a percentage of net revenues, our gross margins increased from 80% to 84%.

SALES AND MARKETING

      Sales and marketing expenses increased to $5,048,095 in 2000 from $3,928,720 during 1999. This 28% increase in sales and marketing expenses was due to increased product advertising, increased localization costs and additional use of marketing consultants in 2000.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities. These expenses increased to $1,577,814 in 2000 from $1,211,139 during 1999. This 30% increase was mostly related to investor relations expenses and professional accounting services incurred to meet our reporting requirements as a public company.

RESEARCH AND DEVELOPMENT

      Research and development expenses were $2,376,550 and $1,658,083 in 2000 and 1999, respectively. These expenses were 23% and 16% of net revenues, respectively. Salaries, benefits and overhead combined increased by $692,952 in 2000 compared with 1999. This was due to the increased number of employees that were working on the 5 new products that were in development throughout the year. Due to the current high demand for software engineers and other technical specialists, the Company anticipates having to both increase wages of existing research and development personnel as well


--------------------------------------------------------------------------------
as having to pay higher salaries to new employees. Such additional expense for payroll and benefits may have the effect of increasing our research and development expenses in upcoming fiscal quarters.

INCOME TAXES

      The Company's effective income tax rate for fiscal 2000 was 26%.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities during 2000 was $128,078, a decrease of $574,490 compared with net cash provided by operating activities of $702,568 in 1999. The decrease is due primarily to the loss for 2000.

      Net cash used in investing activities in 2000 was $569,820, an increase of $265,934 compared with net cash used in investing activities of $303,886 in 1999, reflecting an increase in cash used for the acquisition of software rights and cost incurred for software development.

      Net cash used in financing activities in 2000 was $400,713 mostly for payments on capital leases and payments for Stuffit software, as compared with $646,054 provided in 1999. The cash provided in 1999 was mostly from the issuance of common stock.

      Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At December 31, 2000, the Company had cash and cash equivalents totaling $265,890.

      During 1997, certain Stockholders, the Company's former President, a key employee, and a relative of a stockholder lent the Company a total of $225,062, in the form of demand notes with interest payable monthly at 8.92%. These notes contain a conversion feature where they can be converted into common stock in part or whole at any time for $1.10 per share. The notes are payable upon thirty
(30) days notice by the holder. As of December 31, 2000, the remaining balance on these notes was $160,062.

      We believe that our current cash and cash equivalents along with cash to be generated by operations in 2001 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed


--------------------------------------------------------------------------------
obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RISKS AND UNCERTAINTY

      Since our business is selling software to computer owners, we are dependent on PC hardware sales (running Microsoft Windows and Apple Computer's Macintosh operating systems). According to a report from Gartner Dataquest, a research firm, the downturn in the US economy, coupled with the saturated PC market, lead to lackluster growth for the PC industry during 2000. PC sales in the US grew at 10.3% versus 21.7% in 1999. Apple reported that unit sales fell 52% for the October to December period in 2000 compared with the same period in 1999. Aladdin is more dependent on Apple Computer's Macintosh computer sales and this downward trend had a greater impact on the company than the slowing Windows computer sales. While Aladdin recently expanded into the Windows marketplace, management is very cautious about the United States' economy and the impact it has on the consumer and business purchases of computers over the next 12 months.

      In January 2001, at MacWorld Expo, San Francisco, Apple's CEO Steve Jobs, announced that on March 21, 2001, Apple Computer, Inc. will release their new operating system called Mac OS X. Mac OS X is a completely new operating system for the Macintosh computer platform and is based upon UNIX. As such, Mac OS X brings uncertainty to the marketplace and new potential competitors to Aladdin's product lines. Aladdin has been working with Apple on preparing the release of Mac OS X. In fact, StuffIt Deluxe 6.0, the current shipping version, is already Mac OS X compatible. We expect to have all of our major Macintosh products compatible with the new operating system by year end but since Mac OS X is a new operating system for the platform, we are not sure how users will react to it. Also, since it is based upon UNIX, an established operating system, we anticipate existing UNIX developers to enter the marketplace.

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


--------------------------------------------------------------------------------

Item 7: Financial Statements

Index to Item 7: Financial Statements                       Page
Report of Independent Certified Public Accountants           23
Consolidated Balance Sheet                                   24
Consolidated Statements of Operations                        25
Consolidated Statement of Stockholders' Equity               26
Consolidated Statements of Cash Flows                        27
Notes to Consolidated Financial Statements                   28


--------------------------------------------------------------------------------

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Aladdin Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Aladdin Systems Holdings, Inc., and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000, and the consolidated results of its operations and its consolidated cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
San Jose, California
February 20, 2001


--------------------------------------------------------------------------------

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000

      ASSETS

Current assets:
Cash and cash equivalents                                             $  265,890
Accounts receivable, net of allowance of $229,094                      1,590,800
Inventories                                                              313,192
Prepaid expenses and other current assets                                268,414
                                                                      ----------
           Total current assets                                        2,438,296

Capitalized software, net                                                660,205
Property and equipment, net                                              530,094
Deferred income taxes                                                    111,253
                                                                      ----------

                                                                      $3,739,848
                                                                      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                                  $  427,616
Accounts payable                                                         709,465
Accrued expenses and other liabilities                                   303,745
                                                                      ----------
   Total current liabilities                                           1,440,826

Long-term debt                                                           146,835

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized;
none issued and outstanding                                                   --
Common stock, $.001 par value; 50,000,000 shares
authorized; 9,792,635 issued and outstanding                               9,793
Paid-in capital                                                        1,575,151
Retained earnings                                                        567,243
                                                                      ----------
Total stockholders' equity                                             2,152,187

                                                                      $3,739,848
                                                                      ==========

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                         2000         1999
                                                         ----         ----

Sales                                               $10,168,755     $10,197,099
Cost of sales                                         1,655,059       2,023,979
                                                    ---------------------------
Gross profit                                          8,513,696       8,173,120

Operating expenses:
     Marketing, sales and support                     5,048,095       3,928,720
     Research and development                         2,376,550       1,658,083
     General and administrative                       1,577,814       1,211,139
                                                    ---------------------------
          Total operating expenses                    9,002,459       6,797,942

Income (loss) from operations                          (488,763)      1,375,178

Other income (expense):
Interest expense                                        (40,743)        (58,950)
Other                                                    39,424          15,604
                                                    ---------------------------

Net income (loss) before income taxes                  (490,082)      1,331,832

Income tax expense (benefit)                           (127,339)        483,317

Net income (loss)                                     ($362,743)       $848,515
                                                    ===========================

Earnings per share - basic                               ($0.04)          $0.09
Earnings per share - diluted                             ($0.04)          $0.09

Shares used in computing basic earnings per
share                                                 9,787,366       8,946,867
Shares used in computing diluted earnings per
share                                                 9,787,366       9,266,583

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common Stock
                                            ---------------  Paid-in   Retained
                                            Shares   Amount  Capital   Earnings       Total
                                            ------   ------  -------   --------       -----
Balance at January 1, 1999               8,728,117   $8,729   $374,321   $81,471   $464,521
Issuance of common stock in
   private placement (net issuance
   costs of $68,950)                     1,050,000    1,050    930,000              931,050

Net income                                                               848,515    848,515
                                         ---------------------------------------------------

Balance at December 31, 1999             9,778,117    9,779  1,304,321   929,986  2,244,086

Issuance of common stock pursuant to
    employee stock option plan               4,215        4      7,295                7,299
Issuance of common stock for products       10,303       10     42,490               42,500
Compensation expense on issuance of
stock options to third parties                                 221,045              221,045

Net loss                                                                (362,743)  (362,743)
                                         ---------------------------------------------------

Balance at December 31, 2000             9,972,635   $9,793 $1,575,151  $567,243 $2,152,187
                                         ===================================================

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                  Aladdin Systems Holdings, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended December 31,
                                                  -----------------------
                                                     2000         1999
                                                     ----         ----
Cash flows from operating activities:
   Net income (loss)                              ($362,743)       $848,515
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Depreciation and amortization                 605,820         366,338
      Compensation expense on stock options
     granted to third parties                       221,045              --
      Deferred income taxes                        (104,466)        169,190
      Changes in operating assets and
      liabilities:
          Accounts receivable                      (238,313)       (622,545)
           Inventories                             (209,290)        (33,412)
           Prepaid expenses and other
           current assets                            92,586          71,891
           Accounts payable                         155,121        (237,936)
           Accrued expenses and other
           liabilities                               37,594          72,851
           Income tax payable                       (69,276)         67,676
                                                  -------------------------
Net cash provided by operating activities           128,078         702,568

Cash flows from investing activities:
     Acquisition of property and equipment         (133,211)       (123,487)
     Acquisition of software rights                (436,609)       (180,399)
                                                  -------------------------
Net cash used in investing activities              (569,820)       (303,886)

Cash flows from financing activities:
     Net proceeds from issuance of common
      stock                                           7,299       1,141,551
     Repayment of bank borrowings                        --        (160,888)
     Repayment of long-term debt                   (408,012)       (334,609)
                                                  -------------------------
Net cash provided by (used in) financing
    activities                                     (400,713)        646,054

Net increase (decrease) in cash and cash
    equivalents                                    (842,455)      1,044,736

Cash and cash equivalents at beginning of
    period                                        1,108,345          63,609
                                                  -------------------------
Cash and cash equivalents at end of period         $265,890      $1,108,345
                                                  =========================

Cash paid during the period for:
   Interest                                         $40,743         $68,185
                                                  =========================

   Income taxes                                     $69,276        $247,500
                                                  =========================

Noncash Transactions:

During 2000 and 1999, the Company acquired assets under capital leases in the amount of $123,641 and $106,000, respectively.

During 2000, the Company issued 10,303 shares of common stock as partial payment on the purchase of Spring Cleaning software rights.


--------------------------------------------------------------------------------

During 1999, the Company issued 50,000 shares of common stock as a commission in connection with the issuance of 1,000,000 shares of common stock.

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Aladdin Systems Holding, Inc. ("Holdings") and its wholly owned subsidiaries (collectively the "Company"), develop, publish, and distribute computer software for the Macintosh, Windows and Palm software market. In addition, the Company develops and markets products to other software developers. Products are marketed through independent distributors in the United States and Canada, through resellers and mail order companies in other countries, directly to corporate accounts under site licensing agreements, and directly to end-users through direct marketing and the Internet.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, Systems and Transaction Services, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Business Combination

On March 21, 2000, the Company completed a merger with Trexar Technologies, Inc. ("Trexar"), a leading Windows and Macintosh software developer of Internet information utilities, by exchanging 449,539 shares of its common stock for all of the common stock of Trexar. The merger has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Trexar.


--------------------------------------------------------------------------------

The following information presents certain income statement data of the separate companies for 1999:

Sales
Aladdin                        $10,097,661
Trexar                              99,438
                               -----------
                               $10,197,099

Net income (loss)
Aladdin                           $975,625
Trexar                            (127,110)
                               -----------
                                  $848,515

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first- in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

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


--------------------------------------------------------------------------------

Research and Development

Research and development costs are charged to operations when incurred.

Capitalized Software

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at December 31, 2000 were $1,959,960 less accumulated amortization of $1,299,755.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization charged to operations in each period for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 60 months. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense for capitalized software, all of which was charged to cost of sales, was $397,629 and $196,101 in fiscal years 2000 and 1999, respectively.

Advertising

The Company expenses advertising costs as they are incurred. Advertising and related promotion expenses for fiscal years 2000 and 1999 were $1,510,159 and $1,256,562 respectively.

Income Taxes

Income taxes are computed using the asset and liability method under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any,


--------------------------------------------------------------------------------
on the date of grant between the quoted market price of the Company's stock and the amount an employee must pay to acquire the stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Segment Reporting

The Company's business is conducted in two operating segments, the Consumer business which includes Aladdin products as well as third party products, and the Developer business which includes licensing technology.

The consumer products include the StuffIt products, Desktop utilities, Internet products, Palm products, and third party software for the consumer market sold through retail. The developer products include the StuffIt InstallerMaker and the StuffIt Engine for software developers.

The Company's chief operating decision maker is the Chief Executive Officer who reviews one set of financial data that is broken down into the Company's two operations, for purposes of making operating decisions and assessing performance.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluated performance based on income or loss from operations before income taxes. The Company does not allocate assets to its individual operating segments.

The following table details segment information for the last two years:

Fiscal year 2000:                                  Consumer      Developer
                                                   --------      ---------

Sales                                            $9,395,270       $773,485
Income (loss) from operations                      (695,147)       205,065

Fiscal year 1999:
Sales                                             9,437,323        759,776
Income from operations                            1,049,829        325,349

Earnings Per Share


--------------------------------------------------------------------------------

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of approximately 1,225,000 shares issuable upon the exercise of outstanding stock options as of December 31, 2000 and 1,746,349 shares issuable upon the exercise of outstanding stock options as of December 31, 1999 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

The following table reconciles the amounts used in the per share computation:

                                                             2000       1999
                                                             ----       ----
Numerator:
Net income (loss) used in computing basic earnings
per share                                               ($362,743)   $848,515
Interest expense on convertible debt                       14,716      16,878
                                                       ----------------------
Net income (loss) used in computing diluted earnings
per share
(1)                                                    ($348,027)    $865,393

Denominator:
Weighted average common shares outstanding during the
period used in computing basic earnings per share       9,787,366   8,946,867
Dilutive effect of convertible debt                       134,990     319,716
                                                       ----------------------
Shares used in computing diluted earnings (loss) per    9,922,356   9,266,583
share (1)

(1) Not presented in 2000 due to loss for the period.

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


--------------------------------------------------------------------------------

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 consist of:

                             Useful lives (years)
                             --------------------
Computer equipment                    5              $875,052
Office equipment                      5               166,349
Furniture and fixtures                5               371,746
Displays                             5-7              121,306
                                                    ---------
                                                    1,534,453
Less accumulated
depreciation                                        1,004,359
                                                    ---------
                                                     $530,094
                                                    =========

NOTE 3 - CREDIT LINE

In September 2000, the Company was approved for a $300,000 line of credit with Merrill Lynch. Interest is variable at a per annum rate equal to the sum of 3.15% plus the 30-Day Commercial Paper Rate with an annual line of credit fee of
 .5%. The initial expiration date of the line is September 30, 2001 subject to renewal annually thereafter with the bank's consent. The credit line contains two covenants: (1) the line of credit may not be used to purchase or carry securities, and (2) the Company will continue and maintain its business, existences, ownership and good standing. The Company had an outstanding balance of $5,542 at December 31, 2000.

NOTE 4 - LONG-TERM DEBT

Long-term debt at December 31, 2000 consists of:

Capital lease obligations                 $223,139
Notes payable to related parties           160,062
Notes payable for software                 191,250
                                          --------
                                           574,451
Less current portion                       427,616
                                          --------
                                          $146,835
                                          ========

Notes Payable to Related Parties

Notes payable to related parties are payable on demand. Interest is compounded daily at 8.92% and is payable monthly. The notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold or options are granted after the date the notes were issued.

Notes Payable for Software


--------------------------------------------------------------------------------

In May 2000, the Company purchased the rights to Spring Cleaning for $425,000. The Company paid $191,250 in cash and issued common stock valued at $42,500. At December 31, 2000, a note payable of $191,250 remained. This amount was paid in full in January 2001.

Installments due on debt principal are as follows:

      Year ending December 31,

                 2001           $427,616
                 2002             76,145
                 2003             63,970
                 2004             14,150
                                --------
                                $581,881
                                ========

NOTE 5 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, consists of:

                                                2000           1999
                                                ----           ----
Current
   Federal                                  ($25,273)      $222,527
   State                                       2,400         91,600
                                          -------------------------
Total current                                (22,873)      $314,127

Deferred
    Federal                                  (72,729)       157,411
    State                                    (31,737)        11,779
                                          -------------------------
Total deferred                              (104,466)       169,190

                                           ($127,339)      $483,317
                                          =========================

The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 2000 is presented below:

Deferred tax assets (liabilities)
Allowance for bad debt                               $ 98,144
Depreciation                                          111,253
Other                                                 (10,562)
                                                     --------
Net deferred tax asset                               $198,835
                                                     ========


--------------------------------------------------------------------------------

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:

                                                         2000          1999
                                                         ----          ----
Statutory federal income tax (benefit) rate              (34%)            34%
Increase (decrease) resulting from:
Expenses not deductible for taxes                       15.8              --
State income taxes, net of federal tax benefit          (4.0)            5.8
Utilization of net operating loss carryforwards           --            (0.7)
Reduction of valuation allowance                          --            (6.0)
Other                                                   (3.8)             --
                                                       ---------------------
Effective tax (benefit) rate                           (26.0%)          33.1%
                                                       =====================

NOTE 6 - MAJOR CUSTOMERS

The Company has one major customer that accounted for $2,176,551 or 21% and $1,453,119 or 14% of revenues in 2000 and 1999, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

Stock Options

The Aladdin Systems Holdings, Inc. 1999 Stock Option Plan (the "Plan") allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The Plan has authorized 3,000,000 million shares of which 951,165 remain available for granting at December 31, 2000. Under the Plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Plan generally vest within 4 years.


--------------------------------------------------------------------------------

Stock option activity is summarized as follows:

                                                    Shares      Weighted Average
                                                                  Exercise Price
Balance at January 1, 1999                         1,616,990           $1.12
Granted                                              292,503            2.45
Cancelled                                           (255,683)           1.12
                                                   -------------------------
Balance at December 31, 1999                       1,653,810            1.35
Granted                                              521,397            2.86
Cancelled                                           (122,157)           1.62
Exercised                                             (4,215)           1.07
                                                   -------------------------
Balance at December 31, 2000                       2,048,835           $1.72
                                                   =========================

The following table summarizes information about stock options outstanding as of December 31, 2000:

                                          Weighted
                               Weighted    Average                 Weighted
                               Average    Remaining                 Average
Range of          Number       Exercise   Contractual    Number     Exercise
Exercise Price  Outstanding     Price    Term (Years) Exercisable    Price
--------------------------------------------------------------------------

$1.05 - $1.07      718,095      $1.06         6.67      628,563     $1.05
$1.15 - $1.85      886,729      $1.37         8.52      556,739     $1.29
$1.91 - $4.87      444,011      $3.51         7.45      273,260     $3.31
                 ---------                           ----------
                 2,048,835                            1,458,562
                 =========                           ==========

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 10 years; interest rate of 6.0%, volatility of 96% in 2000 and 75% in 1999 and no dividend yield. The weighted average fair value of options granted to employees was $0.63 and $0.08 for 2000 and 1999, respectively.

The following table depicts the pro forma results of operations had compensation expense for employee options been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123.

                                      Year Ended December 31,
                                      -----------------------

                                           2000          1999
                                           ----          ----
Net income (loss)
   As reported                       ($362,743)      $848,515
   Pro forma                         ($576,042)      $536,915
Basic net income (loss) per share
   As reported                          ($0.04)         $0.09
   Pro forma                            ($0.06)         $0.06
Diluted net income (loss) per
share
   As reported                          ($0.04)         $0.09
   Pro forma                            ($0.06)         $0.06


--------------------------------------------------------------------------------

NOTE 8 - RETIREMENT PLAN

The Company has established a 401(k) retirement plan for all employees. Employees may elect to contribute up to 15% of their gross salary not to exceed federal tax law limitations. The Company may elect to match a portion of the employee contributions. No matching contributions were made for the years ended December 31, 2000 and 1999.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from facilities that are leased under operating leases expiring July, 2010 and May 2002. Rent expense was $187,290 and $144,457 in 2000 and 1999, respectively.

The Company also has certain equipment under capital leases. The cost of assets acquired under capital leases was $123,641 and $106,000 in 2000 and 1999, respectively. Accumulated amortization on these assets at December 31, 2000 and 1999 was $241,684 and $165,932, respectively. Amortization expense recorded on capital leases during 2000 and 1999 was $2,061 and $10,600 respectively.

Future minimum commitments under capital leases and non-cancelable operating leases as of December 31, 2000 are as follows:

                                                Capital          Operating
Year ending December 31,                         Leases            Leases
                                                 ------            ------
                 2001                          $ 92,219         $  389,520
                 2002                            88,051            375,520
                 2003                            74,485            368,520
                 2004                            12,141            368,520
                 2005                                --            368,520
              Thereafter                             --          1,842,600
                                               ---------------------------
Total minimum lease payment                     266,896          3,713,200
Less amount representing interest                43,757                 --
                                               ---------------------------
                                               $223,139         $3,713,200
                                               ===========================


--------------------------------------------------------------------------------

Consulting Agreement

The Company has a consulting agreement with a software developer whereby the Company will pay $20,000 per month for services. The agreement was terminated as of December 31, 2000 and payments will continue through June 2001 per the termination clause in the agreement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

Name                  Age   Position
----                  ---   --------

Jonathan Kahn         43    Chairman, Chief Executive Officer, Treasurer and
                            Director
Darryl Lovato (1)     34    President, Chief Technology Officer and Director
Brad Peppard (2)(3)   44    Director
Paul Goodman (2)(3)   41    Director
David Schargel (2)(3) 35    Director
Benna Lovato (1)      35    Secretary, Director

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


--------------------------------------------------------------------------------

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

      PAUL GOODMAN is a partner in the New York City law firm of Ellenoff, Grossman, Schole & Cyruli, LLP where he concentrates on representing software and Web companies in a wide range of business and financing transactions. He has represented Aladdin since its inception. In addition to a Juris Doctor degree, Mr. Goodman hold a BA and MA degree in Computer Science, was a former member of the Computer Science faculty of Queens College, is the author of five books on microcomputer programming and is the editor and publisher of WebLegalGuide.com, a legal resource for companies involved in the Web industry.


--------------------------------------------------------------------------------

      BENNA LOVATO is one of the co-founders of Aladdin. She is also President of Nurture, a non-profit organization located in Santa Cruz county, devoted to the goal that all woman have education, advocacy and support in the child-bearing years. She is also a member of the Board of Directors of the Birth Network of Santa Cruz county.

Item 10: Executive Compensation

COMPENSATION SUMMARY

      The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)(2)

                                                 Long term compensation
                                                  Number of securites
Name and position       Year           Salary    Underlying options (3)
-----------------       ----           ------    ----------------------

Jonathan Kahn, CEO      1999         $150,000            20,000
                        2000          150,000              0
Darryl Lovato
President and CTO       1999          150,000            20,000
                        2000          150,000              0

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

      (3) Represents options granted to such executives.

      The following table sets forth certain information concerning options granted to the named executives.


--------------------------------------------------------------------------------

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1999 and DECEMBER 31, 2000 (1)

                        Number of     % of Total     Exercise
                        Securities     Options       Price Per
                        Underlying    Granted to      Share      Expiration
Name            Year    Options (2)  Employees (3)    ($/SH)       Date (4)
----            ----    -----------  -------------    ------       --------
Jonathan Kahn   1999      20,000          6.8          $4.00    December, 2005
                2000          --           --             --                --
Darryl Lovato   1999      20,000          6.8          $4.00    December, 2005
                2000          --           --             --                --

      (1) No SARs were granted to the Named Executives during 2000.

      (2) Each option represents the right to purchase one share of our common stock.

      (3) We granted officers, employees and consultants options to purchase an aggregate of 292,503 shares of common stock in 1999 and an aggregate of 521,397 shares of our common stock in 2000.

      (4) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.

OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table sets forth certain information with respect to the named executives concerning exercisable and unexercisable stock options held by them as of December 31, 2000. None of these executive officers exercised options to purchase common stock in 2000.

AGGREGATE OPTION EXERCISES IN  1999 AND 2000 AND YEAR END OPTION VALUES (1)

                     Number of Unexercised Options  Value of Unexercised In-the-
                            At year End (1)        Money Options at Year End (2)
                            ---------------        -----------------------------

Name            Year  Exercisable Unexercisable      Exercisable  Unexercisable
----            ----  ----------- -------------      -----------  -------------

Jonathan Kahn   1999      139,762       131,643         $559,048       $526,572
                2000      208,142        63,263          116,560         35,427
Darryl Lovato   1999      145,174       131,643          580,696        526,572
                2000      213,554        63,263         $119,590       $ 35,427


--------------------------------------------------------------------------------

      (1) No SARs were owned or exercised by any of the Named Executives during 2000.

      (2) Based on a per share fair market value of our common stock equal to $4.00 per share, the trading price market value of our common stock on December 31, 1999, and $0.56 per share, the trading price market value of our common stock on December 31, 2000.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

      On October 25, 1999, we entered into an employment agreement with Jonathan Kahn (the "Kahn Employment Agreement"). Under the Kahn Employment Agreement, Jonathan Kahn is to serve as our Chief Executive Officer and perform such duties as may be reasonably assigned to him by the Board of Directors. The Kahn Employment Agreement provides for an annual base salary of $150,000. The Kahn Employment Agreement also provides that Jonathan Kahn is to receive options to purchase shares of our Common stock in an amount as to be determined, from time to time, by the Board of Directors of the Company, and that he is eligible to receive vacation in accordance with the Company's policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time.

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

      On October 25, 1999, we entered into an employment agreement with Darryl Lovato (the "Lovato Employment Agreement"). Under the Lovato Employment Agreement, Darryl Lovato is to serve as our President and Chief Technology Officer and perform such duties as may be reasonably assigned to him by the Board of Directors. The Lovato Employment Agreement provides for an annual base salary of $150,000. The Lovato Employment Agreement also provides that Darryl Lovato is to receive options to


--------------------------------------------------------------------------------
purchase shares of our Common stock, in an amount as to be determined, from time to time, by the Board of Directors of the Company, and that he is eligible to receive vacation in accordance with the Company's policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time.

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

                                           Amount and Nature of        Percent
Name of Beneficial Owner                  Beneficial Ownership (1)     of Class
------------------------                  ------------------------     --------

EXECUTIVE OFFICERS AND DIRECTORS

Jonathan Kahn (2)                                        1,943,489        16.56%
David Schargel                                           1,641,789        14.36%
Darryl Lovato (3)                                        1,895,909        16.22%
Brad Peppard                                                32,400         0.33%
Benna Lovato                                             1,674,333        14.60%
Paul Goodman                                                    --           --
                                                         -----------------------
All directors and executive officers
As a group (6 persons)                                   7,187,920        62.07%

OTHER 5% STOCKHOLDERS

Marco Gonzalez                                             697,791         6.65%
                                                         -----------------------

All directors, excutive officers and 5%
stockholders as a group                                  7,885,711        68.72%


--------------------------------------------------------------------------------

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

      (2) Includes 6,713 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

      (3) Includes 8,022 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

Item 12: Certain Relationships and Related Transactions

      In 1998, Jonathan Kahn, CEO and Darryl Lovato, President each received options to purchase up to 91,529 shares of Common Stock, respectively, with exercise prices of $1.18 per share. These options vest in 48 monthly installments.

      In 1999, Brad Peppard, Director received options to purchase up to 32,400 shares of Common Stock, with exercise prices of $1.54 per share. Jonathan Kahn, CEO and Darryl Lovato, President also each received options to purchase up to 20,000 shares of Common Stock, respectively, with exercise prices of $1.18 per share. These options vest in 48 monthly installments.

      In 2000, there were no options granted to any executive directors or officers.

      In July, 1999, Aladdin Systems, Inc. entered into an agreement with Baytree Capital Associates, LLC which was continued after the Reorganization. Under the agreement, Baytree provided financial consulting and assistance to Aladdin Systems, Inc. which included the identification of a merger candidate and assistance with the Reorganization. For their services, Baytree received 50,000 shares of our Common Stock and was paid $20,000 plus $10,000 in non-accountable expense reimbursement. In addition, Baytree has been granted an 18 month right of first refusal with respect to any subsequent financings.

PART IV

Item 13: Exhibits, Financial Statements, and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements


--------------------------------------------------------------------------------

The following consolidated financial statements of Aladdin Systems Holdings, Inc., and subsidiaries, and the Independent Auditors' Reports issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Certified Public Accountants
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

3.          Reports on Form 8-K.

      Form 8-K filed May 26, 2000 reporting Termination and Assignment Agreement with The Excelsior Group.

Legend

* Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10-SB dated November 15, 1999.

** Incorporated into this Report by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form 10-SB dated March 13, 2000.


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)

By   /s/ Jonathan Kahn
     ------------------------------
     (Jonathan Kahn, Chief Executive Officer and Director)

By   /s/ Alexandra Gonzalez
     ------------------------------
     (Alexandra Gonzalez, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

 Signature                             Title                           Date

 /s/ Jonathan Kahn
-------------------------  Chief Executive Officer and Director      3/22/01
  (Jonathan Kahn)

 /s/ Darryl Lovato
-------------------------  President and Director                    3/22/01
  (Darryl Lovato)

/s/ Brad Peppard
-------------------------  Director                                  3/22/01
  (Brad Peppard)

/s/ David Schargel
-------------------------  Director                                  3/22/01
  (David Schargel)

/s/ Benna Lovato
-------------------------  Director                                  3/22/01
  (Benna Lovato

/s/ Paul Goodman
-------------------------  Director                                  3/22/01
  (Paul Goodman)


--------------------------------------------------------------------------------

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

Legend

* Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10-SB dated November 15, 1999.

** Incorporated into this Report by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form 10-SB dated March 13, 2000.


--------------------------------------------------------------------------------
                                                                         Page 48