Form 10QSB
period 2001-03-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2001-05-15
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934. For the quarterly period ended March 31, 2001

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

                               245 WESTRIDGE DRIVE
                          WATSONVILLE, CALIFORNIA 95076
              (Address of Principal Executive Offices and Zip Code)

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

Number of shares outstanding of each of the registrant's classes of common stock as of May 7, 2001: Common Stock: 9,792,635.

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                            Page

PART I

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of March 31, 2001                   2

   Condensed Consolidated Statements of Operations for the
      Three Months Ended March 31, 2001 and 2000                               3

   Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2001 and 2000                              4

   Notes to Condensed Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis
    of Financial Condition and Results of Operations                           5

PART II

Item 6. Exhibits and Reports on Form 8-K                                      11

Signatures                                                                    11

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                           ASSETS
Current Assets:
Cash and cash equivalents                                             $  200,646
Accounts receivable  (net of allowance of $42,917)                       908,837
Inventories                                                              206,764
Prepaid expenses and other assets                                        158,536
Deferred income taxes                                                    250,000
                                                                      ----------
  Total current assets                                                 1,724,783

Capitalized software, net                                                479,122
Property and equipment, net                                              478,722
                                                                      ----------

                                                                      $2,682,627
                                                                      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                     230,824
Accounts payable                                                         293,899
Accrued expenses and other liabilities                                   345,678
                                                                      ----------
  Total current liabilities                                              870,401

Long-term debt                                                           130,225

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares authorized;
  none issued and outstanding                                                 --
Common stock, $.001 par value;  50,000,000 shares authorized;
  9,792,635 issued and outstanding                                         9,793
Paid-in capital                                                        1,575,151
Retained earnings                                                         97,057
                                                                      ----------
  Total stockholders' equity                                           1,682,001

                                                                      $2,682,627
                                                                      ==========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months ended March 31,
                                                                2001          2000
                                                                ----          ----
Sales                                                       $ 2,249,231    $ 2,395,260

Cost of sales                                                   631,441        332,717
                                                            --------------------------

Gross profit                                                  1,617,790      2,062,543

Operating Expenses:
Marketing, sales and support                                  1,107,074      1,229,052
Research and development                                        674,664        609,574
General and administrative                                      349,001        431,233
                                                            --------------------------

Total operating expenses                                      2,130,739      2,269,959

Loss from operations                                           (512,949)      (207,416)

Other Income (expense):
Interest expense                                                 (9,474)       (13,382)
Other                                                             1,071         16,758
                                                            --------------------------

     Loss  before income taxes                                 (521,352)      (204,040)

     Income tax benefit                                         (51,166)       (70,000)
                                                            --------------------------

Net Loss                                                    $  (470,186)   $  (134,040)
                                                            ==========================

Loss per share - basic and diluted                          $     (0.05)   $     (0.01)
                                                            ==========================

Shares used in computing basic and diluted loss per share     9,792,635      9,778,117
                                                            ==========================

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended March 31,
                                                        2001           2000
                                                    ----------------------------
Net cash provided by operating activities           $   219,412    $   114,328

Cash flows from investing activities:
  Acquisition of property and equipment                  (3,027)       (50,911)
  Acquisition of software rights                        (68,227)       (68,310)
                                                    --------------------------
            Net cash used in investing activities       (71,254)      (119,221)

Cash flows from financing activities:
  Repayment of long- term debt                         (213,402)       (26,672)
                                                    --------------------------
         Net cash used in financing activities         (213,402)       (26,672)
                                                    --------------------------

        Net decrease in cash and cash equivalents       (65,244)       (31,565)

Cash and cash equivalents at beginning of period        265,890      1,108,346
                                                    --------------------------

Cash and cash equivalents at end of period          $   200,646    $ 1,076,781
                                                    ==========================

Cash paid during the period for:
       Interest                                     $     8,926    $    13,251
                                                    ==========================

       Income taxes                                          --    $     4,470
                                                    ==========================

     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of March 31, 2001 and 2000 have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of approximately 2,056,000 shares issuable upon the exercise of outstanding stock options as of March 31, 2001 and 1,998,000 shares issuable upon the exercise of outstanding stock options as of March 31, 2000 and approximately 213,000 and 92,000 shares issuable upon the conversion of debt as of March 31,2001 and 2000, respectively, have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

Segment Reporting

The Company's business is conducted in two operating segments, the Consumer business which includes Aladdin products as well as third party products, and the Developer business which includes licensing technology. The Company's chief operating decision maker is the Chief Executive Officer who reviews one set of financial data that is broken down into the Company's two operations, for purposes of making operating decisions and assessing performance. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes. The Company does not allocate assets to its individual operating segments.

The following table details segment information for the last two years:

                                                     Consumer         Developer
Period ending March 31, 2001:
          Sales                                      $2,083,806         $165,425
          Income (loss) from operations                (549,404)          36,455

Period ending March 31, 2000:
          Sales                                       2,214,470          180,790
          Income (loss)  from operations               (274,551)          67,135

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Aladdin Systems Holdings, Inc. was formed on March 26, 1997 as Foreplay Golf & Travel Tours, Inc. We changed our name to Aladdin Systems Holdings, Inc. in October 1999 after acquiring all the common stock of Aladdin Systems, Inc., a Delaware corporation. The business combination was accounted for as a reverse acquisition and Aladdin Systems, Inc. was deemed to be the accounting acquirer as discussed in Staff Accounting Bulletin No. 97.

On March 21, 2000, we completed a merger with Trexar Technologies, Inc., a leading Windows and Macintosh software developer of Internet information utilities. The merger was accounted for as a pooling of interests. The Trexar merger added several new products to our product line.

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

Internet Products

PowerTicker (Macintosh)
Aladdin Tuner (Windows and Macintosh)
IntelliNews (Macintosh)
iClean (Macintosh)

Palm Products

HotTime (Palm)
GoBar (Palm)

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

The following table sets forth certain data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for the three-month period ended March 31, 2001 and March 31, 2000.

                                                   Three Months Ended March 31,
Percentage of sales:                               2001                   2000
                                                   ----                   ----

Sales                                               100%                   100%
Cost of sales                                        28                     14
                                                   -----------------------------
   Gross Profit                                      72                     86

Marketing, sales and support                         49                     51
Research and development                             30                     25
General and administrative                           16                     18
                                                   -----------------------------
   Total operating expenses                          95                     95

Loss from operations                                (23)                    (9)

Other income (expense) net                            0                      0

Loss before income tax                              (23)                    (9)
Income tax benefit                                   (2)                    (3)
                                                   -----------------------------
Net loss                                            (21%)                   (6%)
                                                   =============================

Three Months Ended March 31, 2001 Compared With Three Months Ended March 31,
2000

Revenues

                     Three months ended March, 31, 2001           Three months ended March 31, 2000
                     ----------------------------------           ---------------------------------

                                       Percentage of        Percent change                     Percentage of
                                            sales          from prior year                         sales
Consumer products          $1,896,448       84.3%               (9.5)%        $2,095,213           87.5%
Developer products            165,425        7.4                (8.5)            180,790            7.5
Third party products          187,358        8.3%                 57%            119,257            5.0%
                           -----------------------------------------------------------------------------
                           $2,249,231      100.0%                 (6%)        $2,395,260          100.0%

Overall Revenue

Overall revenues decreased to $2,249,231 for the three months ended March 31, 2001 from $2,395,260 during the comparable period in 2000, a decrease of 6% or $146,029. The decrease was a result of lower consumer and developer sales due to the slowdown in the economy.

Revenues From Sales Over Our Website

Sales of our products from our Website, www.aladdinsys.com, accounted for 41% of revenue in the three-month period ended March 31, 2001 as compared with 36% of revenues in the comparable period in 2000. This increase in sales is due to selling more third party products via our Website.

Cost of Revenues and Gross Margin

Our cost of revenues is composed primarily of: (1) the costs of product materials and packaging; (2) amortization of capitalized purchased software; and
(3) royalties paid to outside developers on certain software products.

Cost of revenues, as a percentage of net revenues increased to 28% in the three-month period ended March 31, 2001 from 14% in the comparable period in 2000. This increase is related to a software agreement with Galleon Software where all rights to MacTicker were transferred back to Galleon. This resulted in an amortization expense for MacTicker of $202,024 in March 2001 and the write off of the remaining MacTicker inventory of $17,879.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $ 1,107,074 in the three-month period ended March 31, 2001 as compared with $1,229,052 in the comparable quarter in 2000, a decrease of 10%. This decrease was a result of decreased spending during the period for advertising.

Research and Development

Research and development expenses were $674,664 or 30% of net revenue in the three-month period ended March 31, 2001 as compared with $609,674 or 25% of net revenue in the comparable period in 2000. This increase was due to increased personnel through the end of February. At the beginning of March 2001, four employees were terminated with a total of $12,364 paid out in termination benefits.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $349,001 or 16% of net revenue in the quarter ended March 31, 2001 compared with $431,233 or 18% in the comparable period in 2000. This decrease was primarily the result of a one-time charge associated with option grants to our investor relations firm in the quarter ended March 31, 2000.

Provision for Income Taxes

We currently operate at a loss and expect to operate at a loss until revenues increase. The effective tax rate of 10% differs from the federal statutory rate of 34% because of the uncertainty of the realization of our deferred tax assets. As such we have provided a valuation allowance against our deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund.

Liquidity and Capital Resources

During the three-month period ended March 31, 2001, net cash provided by operating activities was $219,412 compared with net cash provided by operating activities of $114,328 for the comparable period in 2000. The increase in cash is due primarily to the cash provided by the collection of accounts receivable.

Net cash used in investing activities in the three months ended March 31, 2001 was $71,254, a decrease of $47,967 compared with $119,221 in the comparable period in 2000, reflecting a decrease in cash used for acquisition of property and equipment.

Net cash used by financing activities in the three months ended March 31, 2001 was $213,402 as compared with $26,672 during the comparable period in 2000. The increased cash used in financing activities is primarily the second installment payment of $191,250 for the acquisition of Spring Cleaning.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At March 31, 2001, the Company had cash and cash equivalents totaling $200,646.

Over the next 12 months, our fixed payment commitments include those for office rent, capital leases, and demand notes.

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

Risks and Uncertainties

Changes in economic conditions in the computer market may have a negative effect on our operations. In February 2001, Merrill Lynch lowered its estimates for 2001 PC unit growth projections from 15.4 percent to 12.5 percent and is projecting 12.8 percent growth forecast for 2002. Since our business is selling software to computer owners, we are dependent on PC hardware sales. While we have diversified our product offerings beyond just the Macintosh operating systems, we are still in a transition period and are dependent on the sale of Macintosh computers by Apple Computer. This, combined with our cautious outlook about the economy, and the slowdown in consumer spending we experienced in the first quarter of 2001, has caused us to implement an active cost cutting plan.

At the end of March 2001, Apple Computer launched Mac OS X, a completely new operating system for the Macintosh computer, based upon the well-established UNIX operating systems. Apple has stated that the rollout for Mac OS X bundled on computers will happen in the summer of 2001 although Aladdin is already shipping two applications for Mac OS X: StuffIt Deluxe, and Spring Cleaning. Since MacOS X is based upon UNIX, an established operating system, we anticipate existing UNIX developers to enter the marketplace. At this time, we do not anticipate this new operating system will require us to change the way we sell or market our products.

During the first half of 2000, we developed and acquired a group of software products that play Internet radio, news, stock, weather, and sports without the use of a Web browser. During the second half of 2000, we put in place a plan to focus on StuffIt, our data compression software and Aladdin's proprietary compression technology. As part of the decision to focus on StuffIt, management decided to discontinue our Internet information utility product line. As a result of the decision to discontinue selling this software, we took a one-time write off of $202,024 in March 2001.

In March 2001, we launched StuffIt.com (www.stuffit.com), a web site dedicated to promoting the StuffIt product line as part of our focus on StuffIt. We have stepped-up our sales to the enterprise

(government, corporate, and educational) marketplace to diversify our dependence on any one marketplace.

Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow. For a discussion of other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  None

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

                                    ALADDIN SYSTEMS HOLDINGS, INC.
                                    (Registrant)


                                    /s/ Jonathan Kahn                  5/14/01
                                    ------------------------------
                                    (Jonathan Kahn,
                                    Chief Executive Officer,
                                    and Director)


                                    /s/ Alexandra Gonzalez             5/14/01
                                    ------------------------------
                                    (Chief Accounting Officer)