Form 10QSB
period 2001-06-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2001-08-08
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001

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

Number of shares outstanding of each of the registrant's classes of common stock as of July 22, 2001: Common Stock: 9,792,635.

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                            Page

PART I

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2001                    3

   Condensed Consolidated Statements of Operations for the
    Three Months and Six Months Ended June 30, 2001 and 2000                   4

   Condensed Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 2001 and 2000                                    5

   Notes to Condensed Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    7

PART II

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    14

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                                     ASSETS
Current Assets:
Cash and cash equivalents                                           $    88,803
Accounts receivable (net of allowance of $33,231)                       732,544
Inventories                                                             169,723
Prepaid expenses and other assets                                       150,446
Deferred income taxes                                                   250,000
                                                                    -----------
  Total current assets                                                1,391,516

Capitalized software, net                                               462,620
Property and equipment, net                                             431,660
                                                                    -----------

                                                                    $ 2,285,796
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                    180,824
Accounts payable                                                        475,374
Accrued expenses and other liabilities                                  246,064
                                                                    -----------
  Total current liabilities                                             902,262

Long-term debt                                                          113,119

Stockholders' Equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized;
  none issued and outstanding                                                --
Common stock, $.001 par value; 50,000,000 shares authorized;
  9,792,635 issued and outstanding                                        9,793
Paid-in capital                                                       1,575,150
Accumulated deficit                                                    (314,528)
                                                                    -----------
  Total stockholders' equity                                          1,270,415

                                                                    $ 2,285,796
                                                                    ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three months ended June 30,          Six months ended June 30,
                                                    2001              2000              2001              2000
                                                    ----              ----              ----              ----
Sales                                           $ 1,653,248       $ 2,633,530       $ 3,902,479       $ 5,028,790

Cost of sales                                       224,258           341,427           855,699           674,144
                                                -----------------------------------------------------------------

Gross profit                                      1,428,990         2,292,103         3,046,780         4,354,646

Operating Expenses:
Marketing, sales and support                        996,753         1,285,404         2,103,827         2,514,456
Research and development                            570,299           599,213         1,244,963         1,208,887
General and administrative                          274,479           418,241           623,480           849,474
                                                -----------------------------------------------------------------

Total operating expenses                          1,841,531         2,302,858         3,972,270         4,572,817

Loss from operations                               (412,541)          (10,755)         (925,490)         (218,171)

Other Income (expense):
Interest expense                                     (8,658)          (11,220)          (18,132)          (24,602)
Other                                                 9,614            11,982            10,685            28,740
                                                -----------------------------------------------------------------

  Loss  before income taxes                        (411,585)           (9,993)         (932,937)         (214,033)

  Income tax benefit                                     --            (2,771)          (51,166)          (72,771)
                                                -----------------------------------------------------------------

Net Loss                                        $  (411,585)      $    (7,222)      $  (881,771)      $  (141,262)
                                                =================================================================

Loss per share - basic and diluted              $     (0.04)      $     (0.00)      $     (0.09)      $     (0.01)
                                                =================================================================

Shares used in computing basic and
diluted loss per share                            9,792,635         9,785,672         9,792,635         9,781,894
                                                =================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Six months ended June 30,
                                                      2001              2000
                                                   ---------------------------

Net cash provided by operating activities          $ 195,359       $   320,412

Cash flows from investing activities:
 Acquisition of property and equipment                (8,711)         (105,524)
 Acquisition of software rights                      (83,227)         (426,750)
                                                   ---------------------------
     Net cash used in investing activities           (91,938)         (532,274)

Cash flows from financing activities:
 Issuance of stock                                        --             7,294
 Repayment of long-term debt                        (280,508)          (54,086)
                                                   ---------------------------
     Net cash used in financing activities          (280,508)          (46,792)
                                                   ---------------------------

     Net decrease in cash and cash equivalents      (177,087)         (258,654)

Cash and cash equivalents at beginning of period     265,890         1,108,346
                                                   ---------------------------

Cash and cash equivalents at end of period         $  88,803       $   849,692
                                                   ===========================

Cash paid during the period for:
   Interest                                        $  18,132       $    24,641
                                                   ===========================

   Income taxes                                    $       0       $    69,276
                                                   ===========================

     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of approximately 2,524,000 shares issuable upon the exercise of outstanding stock options as of June 30, 2001 and 2,084,000 shares issuable upon the exercise of outstanding stock options as of June 30, 2000 and approximately 167,000 and 105,000 shares issuable upon the conversion of debt as of June 30, 2001 and 2000, respectively, have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

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

The following table details segment information for the last two years:


                             Three months ended June30,          Six months ended June 30,
                               2001              2000              2001              2000
Consumer
Sales                       $ 1,480,903       $ 2,426,083       $ 3,564,709       $ 4,640,553
Loss from operations           (453,000)          (85,229)         (995,135)         (359,510)

Developer
Sales                           172,345           207,447           337,770           388,237
Income from operations      $    40,459       $    74,474       $    69,645       $   141,339

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Aladdin Systems is a leader in utility software for business and personal computing. Our business strategy is to satisfy customer needs by developing and marketing products across multiple operating platforms (currently running on Microsoft Corporation, Apple Computer, Inc., Linux , Sun's Solaris and Palm Computing, Inc.), that solve the problems of transmitting, accessing, and organizing data.

On March 21, 2000, we completed a merger with Trexar Technologies, Inc., a leading Windows and Macintosh software developer of Internet information utilities. The merger was accounted for as a pooling of interests. The Trexar merger added several new products to our product line.

During the three-month period ended June 30, 2001, the company reduced its staff by 18% and for the six-month period ended June 30, 2001 the overall reduction in staff was 24%. Management is continuing to monitor and evaluate all expenses and where appropriate, is reducing expenses to move the company towards profitability.

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

Consumer Products:

StuffIt Products

StuffIt Deluxe  (Macintosh)
StuffIt for Windows (Windows, Linux, and Solaris)
DropStuff (Windows and Macintosh)
StuffIt Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)
StuffIt Express (Macintosh)

Desktop Utilities and Internet Utilities

Spring Cleaning (Macintosh)
Aladdin FlashBack (Windows and Macintosh)

ShrinkWrap (Macintosh)
DragStrip (Windows and Macintosh)
Intellinews (Macintosh)
iClean (Macintosh)

Palm Products

HotTime (Palm)
GoBar (Palm)

Developer Products:

StuffIt InstallerMaker (Macintosh)
StuffIt Engine (Windows, Linux, Solaris and Macintosh)

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

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for the three-month periods ended June 30, 2001 and June 30, 2000, and the six-month periods ended June 30, 2001 and June 30, 2000.

                                   Three months ended June 30,      Six months ended June 30,
                                       2001            2000           2001            2000
                                      ------          ------         ------          ------
Sales                                  100%            100%           100%            100%
Cost of sales                           14              13             22              13
                                      -----------------------------------------------------
   Gross Profit                         86              87             78              87

Marketing, sales and support            60              49             54              50
Research and development                34              23             32              24
General and administrative              17              16             16              17
                                      -----------------------------------------------------
   Total operating expenses            111              87            102              91

Loss from operations                   (25)              0            (24)             (4)

Other income (expense) net               0               0              0               0
                                      -----------------------------------------------------

Loss before income tax                 (25)              0            (24)             (4)
Income tax benefit                       0               0             (1)             (1)
                                      -----------------------------------------------------
Net loss                               (25%)             0%           (23%)            (3%)
                                      =====================================================

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

Revenues

                           Three months ended June 30, 2001         Three months ended June 30, 2000
                            --------------------------------        --------------------------------

                                           Percentage of  Percent change from                  Percentage of
                                               sales           prior year                           sales
Consumer products           $1,365,236           83%                 (37%)        $2,182,264          83%
Developer products             172,345           10                  (17)            207,447           8
Third party products           115,667            7                  (53)            243,819           9
                            --------------------------------------------------------------------------------
                            $1,653,248          100%                 (37%)        $2,633,530         100%

Overall Revenue

Overall revenues decreased to $1,653,248 for the three months ended June 30, 2001 from $2,633,530 during the comparable period in 2000, a decrease of 37% or $980,282. This decrease was a result of the general economic slowdown that has led to lower consumer spending on computer hardware and computer software.

Revenues From Sales Over Our Website

Sales of our products from our Website, www.aladdinsys.com, accounted for 44% of revenue in the three-month period ended June 30, 2001 as compared with 31% of revenues in the comparable period in 2000. However, online sales and sales through the retail channels were lower in the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000, due to the current economic slowdown.

Cost of Revenues and Gross Margin

Our cost of revenues is composed primarily of: (1) the costs of product materials and packaging; (2) amortization of capitalized purchased software; and
(3) royalties paid to outside developers on certain software products.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $996,753 in the three-month period ended June 30, 2001 as compared with $1,285,404 in the comparable quarter in 2000, a decrease of 22%. This decrease was a result of spending less on product advertising and a reduction in payroll expenses due to a decrease in headcount.

Research and Development

Research and development expenses were $570,299 or 34% of net revenue in the three-month period ended June 30, 2001 compared with $599,213 or 23% of net revenue in the comparable period in 2000. This percent increase was due to maintaining our current levels of research and development spending despite our drop in sales.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $274,479 or 17% of net revenue in the quarter ended June 30, 2001 compared with $418,241 or 16% in the comparable period in 2000. This decrease in expenses was due to less recruiting fees, less professional fees and a reduction in payroll expenses due to a decrease in headcount. Despite our decrease in general and administrative expenses, these expenses formed approximately the same percent of our net revenue due to our decrease in sales.

Provision for Income Taxes

We currently operate at a loss and expect to operate at a loss until revenues increase. There was no income tax benefit in the three month period ended June 30, 2001 because of the uncertainty of the realization of our deferred tax assets. As such we have provided a valuation allowance against our deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

Revenues

                            Six  months ended June 30, 2001          Six  months ended June 30, 2000
                            -------------------------------          -------------------------------

                                           Percentage of  Percent change from                  Percentage of
                                               sales           prior year                           sales
Consumer products           $3,262,455           83%                 (24%)        $4,277,477          85%
Developer products             337,770            9                  (13)            388,237           8
Third party products           302,254            8                  (17)            363,076           7
                            ----------------------------------------------------------------------------
                            $3,902,479          100%                 (22%)        $5,028,790         100%

Overall Revenue

Overall revenues decreased to $3,902,479 for the six months ended June 30, 2001 from $5,028,790 during the comparable period in 2000, a decrease of 22% or $1,126,311. This decrease was a result of the general economic slowdown which has lead to lower consumer spending for computer hardware and computer software.

Revenues From Sales Over Our Website

Sales of our products from our Website, www.aladdinsys.com, accounted for 43% of revenue in the six-month period ended June 30, 2001 as compared with 33% of revenues in the comparable period in 2000. Although the online sales were approximately the same in each period, the increase in percentage was due to lower sales to the retail channel for the six-month period ended June 30, 2001 as compared to the same period ended June 30, 2000, due to the current economic slowdown.

Cost of Revenues and Gross Margin

Our cost of revenues is composed primarily of: (1) the costs of product materials and packaging; (2) amortization of capitalized purchased software; and
(3) royalties paid to outside developers on certain software products.

Cost of revenues, as a percentage of net revenues increased to 22% in the six-month period ended June 30, 2001 from 13% in the comparable period in 2000. This increase is related to a software agreement with Galleon Software where all rights to MacTicker were transferred back to Galleon in March 2001. This resulted in an amortization expense for MacTicker of $202,024 and the write off of the remaining MacTicker inventory in the amount of $17,879.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $2,103,827 in the six-month period ended June 30, 2001 as compared with $2,514,456 in the comparable period in 2000, a decrease of 16%. This decrease was mostly due to less product advertising.

Research and Development

Research and development expenses were $ 1,244,963 or 32% of net revenue in the six-month period ended June 30, 2001 as compared with $1,208,887 or 24% of net revenue in the comparable period in 2000. This percent increase was due to our maintaining our current levels of research and development spending despite our drop in sales.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $623,480 or 16% of net revenue in the period ended June 30, 2001 compared with $849,474 or 17% in the comparable period in 2000. This decrease in expenses was mostly due to less recruiting fees and professional fees. Despite our decrease in general and administrative expenses, these expenses formed approximately the same percent of our net revenue due to our decrease in sales.

Provision for Income Taxes

We currently operate at a loss and expect to operate at a loss until revenues increase. The effective tax rate of 5% differs from the federal statutory rate of 34% because of the uncertainty of the realization of our deferred tax assets. As such we have provided a valuation allowance against our deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund.

Liquidity and Capital Resources

During the six-month period ended June 30, 2001, net cash provided by operating activities was $195,359 compared with $320,412 for the comparable period in 2000. The decrease in cash from operating activities is due primarily to the loss in 2001.

Net cash used in investing activities in the six months ended June 30, 2001 was $91,938, a decrease of $440,336 compared with $532,274 in the comparable period in 2000, reflecting a decrease in cash used for the acquisition of software rights. In 2001, $83,000 was spent on MacTicker and StuffIt Express development.

Net cash used in financing activities in the six months ended June 30, 2001 was $280,508 as compared with $46,792 during the comparable period in 2000. The increase is cash used in financing activities was primarily for the payment of Spring Cleaning for $191,250 in January 2001. This was the final installment to purchase all rights to the product.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At June 30, 2001, the Company had cash and cash equivalents totaling $88,803.

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

Risks and Uncertainties

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries. Our operating results have been and may continue to be adversely affected as a result of the recent unfavorable global economic conditions and reduced consumer spending. If these economic conditions do not improve, or if we experience a worsening in global economic conditions, we may experience material adverse impacts on our business, operating results and financial condition. We are particularly concerned with the weakness in the consumer retail market, which is subject to consumer spending levels.

The economic downturn has also put financial pressure on our distribution and retail partners worldwide. This could result in potential financial risk to Aladdin by affecting our ability to collect our receivables.

The introduction of new operating systems can also have an adverse affect on Aladdin's revenue due to the adoption of these new operating systems by current and/or potential new customers. Microsoft has announced it will release Windows XP in the quarter ended December 31, 2001. Aladdin is working to ensure that our Windows products are compatible with this new operating system. In May 2001, Apple Computer started shipping Mac OS X with its new computers. This new Macintosh operating system is based upon the UNIX operating system and we anticipate that existing UNIX software developers may enter our market, creating increased competition for our products. Aladdin had two new software releases for Mac OS X in the three-month period ended June 30, 2001: Spring Cleaning 4.0 and iClean 4.0. StuffIt Deluxe 6.0, our top selling product, is already Mac OS X compatible.

Continuing our focus on StuffIt, Aladdin's compression product and technology line, the company launched our "OneSource" licensing program in May 2001. This program makes it easier for businesses, schools, government agencies, and other organizations that have mixed computing environments, to make volume purchases of StuffIt. This is part of management's plan to diversity our reliance on any one market segment and to expand into the educational and enterprise market.

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

                         ALADDIN SYSTEMS HOLDINGS, INC.
                         (Registrant)


                         /s/ Jonathan Kahn                        8/7/01
                         -----------------------------------
                         (Jonathan Kahn,
                         Chief Executive Officer,
                         and Director)


                         /s/ Alexandra Gonzalez                   8/7/01
                         -----------------------------------
                         (Chief Accounting Officer)