Form 10QSB
period 2001-09-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2001-11-14
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          |X| Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2001

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

Number of shares outstanding of each of the registrant's classes of common stock as of November 5, 2001: Common Stock: 9,792,635

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                            Page

PART I

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2001               3

   Condensed Consolidated Statements of Operations for the Three
      Months and Nine Months Ended September 30, 2001 and 2000                 4

   Condensed Consolidated Statements of Cash Flows for the Nine
       Months Ended September 30, 2001 and 2000                                5

   Notes to Condensed Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    7

PART II

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    14

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     ASSETS
Current Assets:
Cash and cash equivalents                                           $    68,926
Accounts receivable  (net of allowance of $115,551)                     660,148
Inventories                                                              97,080
Prepaid expenses and other assets                                       113,573
Deferred income taxes                                                   250,000
                                                                    -----------
  Total current assets                                                1,189,727

Capitalized software, net                                               414,120
Property and equipment, net                                             375,512
                                                                    -----------

                                                                    $ 1,979,359
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                    271,970
Accounts payable                                                        422,061
Accrued expenses and other liabilities                                  299,443
                                                                    -----------
  Total current liabilities                                             993,474

Long-term debt                                                           95,971

Stockholders' Equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized;
  none issued and outstanding                                                --
Common stock, $.001 par value; 50,000,000 shares authorized;
  9,792,635 issued and outstanding                                        9,793
Paid-in capital                                                       1,581,750
Accumulated deficit                                                    (701,629)
                                                                    -----------
  Total stockholders' equity                                            889,914

                                                                    $ 1,979,359
                                                                    ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                     --------------------------------   -------------------------------
                                     Three months ended September 30,   Nine months ended September 30,
                                     --------------------------------   -------------------------------
                                           2001            2000               2001             2000
                                           ----            ----               ----             ----
Sales                                  $ 1,569,108      $ 1,753,875       $ 5,471,587      $ 6,782,665

Cost of sales                              259,146          262,105         1,114,845          936,249
                                       ---------------------------------------------------------------

Gross profit                             1,309,962        1,491,770         4,356,742        5,846,416

Operating Expenses:
Marketing, sales and support               891,218        1,156,669         2,995,045        3,671,125
Research and development                   534,539          686,701         1,779,502        1,895,588
General and administrative                 258,874          300,071           882,354        1,149,545
                                       ---------------------------------------------------------------

Total operating expenses                 1,684,631        2,143,441         5,656,901        6,716,258

Loss from operations                      (374,669)        (651,671)       (1,300,159)        (869,842)

Other Income (expense):
Interest expense                            (8,542)          (7,415)          (26,674)         (32,017)
Other                                       (3,891)           7,196             6,794           35,936
                                       ---------------------------------------------------------------

     Loss  before income taxes            (387,102)        (651,890)       (1,320,039)        (865,923)

     Income tax benefit                         --         (212,984)          (51,166)        (285,755)
                                       ---------------------------------------------------------------

Net Loss                               $  (387,102)     $  (438,906)      $(1,268,873)     $  (580,168)
                                       ===============================================================

Loss per share - basic and diluted     $     (0.04)     $     (0.04)      $     (0.13)     $     (0.06)
                                       ===============================================================

Shares used in computing basic and
diluted loss per share                   9,792,635        9,792,635         9,792,635        9,785,501
                                       ===============================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Nine months ended September 30,
                                                           2001                 2000
                                                        -------------------------------

Net cash provided by (used in) operating activities     $ 116,485           $   (53,505)

Cash flows from investing activities:
  Proceeds from sale of property and equipment              3,000
  Acquisition of property and equipment                    (8,711)             (126,174)
  Acquisition of software rights and capitalized
  software development costs                             (101,227)             (513,517)
                                                        -------------------------------
            Net cash used in investing activities        (106,938)             (639,691)

Cash flows from financing activities:
  Issuance of stock                                            --                 7,294
  Proceeds from bank borrowings                            85,603
  Repayment of long-term debt                            (292,114)              (72,962)
                                                        -------------------------------
         Net cash used in financing activities           (206,511)              (65,668)
                                                        -------------------------------
        Net decrease in cash and cash equivalents        (196,964)             (758,864)

Cash and cash equivalents at beginning of period          265,890             1,108,346
                                                        -------------------------------

Cash and cash equivalents at end of period              $  68,926               349,482
                                                        ===============================

Cash paid during the period for:
       Interest                                         $  26,698           $    32,356
                                                        ===============================

       Income taxes                                     $       0           $    69,276
                                                        ===============================

     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of approximately 2,463,000 shares issuable upon the exercise of outstanding stock options as of September 30, 2001 and 1,855,000 shares issuable upon the exercise of outstanding stock options as of September 30, 2000 and approximately 314,000 and 99,000 shares issuable upon the conversion of debt as of September 30, 2001 and 2000, respectively, have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

Segment Reporting

The Company's business is conducted in two operating segments, the Consumer business which includes Aladdin products as well as third party products, and the Developer business which includes licensing technology. The Company's chief operating decision maker is the Chief Executive Officer who reviews one set of financial data, that is broken down into the Company's two operations, for purposes of making operating decisions and assessing performance. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income or loss. The Company does not allocate assets to its individual operating segments.

The following table details segment information for the last two years:

                                 Three months ended September 30,   Nine months ended September 30,
                                      2001             2000               2001            2000
Consumer
Sales                             $ 1,470,068      $ 1,578,732        $ 5,034,777      $ 6,219,285
Loss from operations                 (370,274)        (698,589)        (1,365,409)      (1,058,099)

Developer
Sales                                  99,040          175,143            436,810          563,380
Income (loss) from operations          (4,395)          46,918             65,250          188,257

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Aladdin is a leader in utility software for business and personal computing. Our business strategy is to satisfy customer needs by developing and marketing products across multiple operating platforms (Windows and Windows XP, Macintosh, Linux, Sun's Solaris and Palm Computing, Inc.), that solve the problems of transmitting, accessing, and organizing data.

During the nine-month period ended September 30, 2001, we have been actively cutting expenses in an effort to keep costs in line with the reduced sales due to the economic slowdown. There have been reductions in the number of employees by 25% as well as some temporary salary reductions. Management is continuing to monitor and evaluate all future expenses to move the company towards profitability.

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

Our products are divided into two different product groups serving two different markets: consumers and developers. While both groups use many of our products, most of our developer products are licensed directly rather than sold through the retail software distribution channel. In addition to the sale of our own products, from time to time, we resell the products of other software publishers. These products are included in our consumer product segment. Our products are divided between these two market segments as follows:

Consumer Products:

StuffIt Products

StuffIt Deluxe (Macintosh)
StuffIt for Windows (Windows, Linux, and Solaris)
DropStuff (Windows and Macintosh)
StuffIt Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)
StuffIt Express (Macintosh)

Desktop and Internet Utilities

Spring Cleaning (Macintosh)
Aladdin FlashBack (Windows and Macintosh)
ShrinkWrap (Macintosh)
DragStrip (Windows and Macintosh)

Intellinews (Macintosh)
iClean (Macintosh)

Palm Products

HotTime (Palm)
GoBar (Palm)

Developer Products:

StuffIt InstallerMaker (Macintosh)
StuffIt Engine (Windows, Linux, Solaris and Macintosh)

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000.

                                   Three months ended September 30,      Nine months ended September 30,
                                      2001              2000                2001                2000
                                      ----              ----                ----                ----
Sales                                 100%               100%                100%                100%
Cost of sales                          17                 15                  20                  14
                                     ---------------------------------------------------------------------
   Gross Profit                        83                 85                  80                  86

Marketing, sales and support           57                 66                  55                  54
Research and development               34                 39                  33                  28
General and administrative             16                 17                  16                  17
                                     ---------------------------------------------------------------------
   Total operating expenses           107                122                 103                  99

Loss from operations                  (24)               (37)                (24)                (13)

Other income (expense) net             (1)                 0                   0                   0
                                     ---------------------------------------------------------------------

Loss before income tax                (25)               (37)                (24)                (13)
Income tax benefit                      0                (12)                 (1)                 (4)
                                     ---------------------------------------------------------------------
Net loss                              (25%)              (25%)               (23%)                (9%)
                                     =====================================================================

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Revenues

                                 Three months ended                          Three months ended
                                 September 30, 2001                          September 30, 2000
                                 ------------------                          ------------------

                                                                Percent
                                            Percentage        change from                 Percentage
                                             of sales          prior year                  of sales
Consumer products              $1,365,877        87%               (7%)     $1,460,946       83%
Developer products                 99,040         6               (43)         175,143       10
Third party products              104,191         7               (12)         117,786        7
                               ------------------------------------------------------------------------
                               $1,569,108       100%              (11%)     $1,753,875      100%

Overall Revenue

The overall revenue decrease for the three months ended September 30, 2001 was a result of the general economic slowdown that has led to lower consumer spending on computer hardware and computer software. The developer business has also slowed down due to companies not renewing their licensing contracts.

Revenues From Sales Over Our Website

Sales of our products from our Website, www.aladdinsys.com, accounted for 47% of revenue in the three-month period ended September 30, 2001 as compared with 41% of revenues in the comparable period in 2000. Although the dollar value of online sales were approximately the same in each period, the increase in percentage was due to lower sales to the retail channel for the three-month period ended September 30, 2001 as compared to the same period ended September 30, 2000.

Cost of Revenues and Gross Margin

Cost of revenues, as a percentage of net revenues increased to 17% in the three-month period ended September 30, 2001 from 15% in the comparable period in 2000. This increase was the result of accelerating the amortization of GoBar by $35,000 due to the possibility of selling this product in the near future.

Our cost of revenues is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $891,218 in the three-month period ended September 30, 2001 as compared with $1,156,669 in the comparable quarter in 2000, a decrease of 23%. This decrease was a result of reduced spending on advertising, marketing consultants and public relation expenses as well as a decrease in payroll. In the three-month period ended September 30, 2001, we had 17 full-time marketing, sales and support employees as compared to 23 employees in the comparable quarter in 2000.

Research and Development

Research and development expenses were $534,539 or 34% of net revenue in the three-month period ended September 30, 2001 compared with $686,701 or 39% of net revenue in the comparable period in 2000. This decrease was a result of a reduction in staff of 6 employees and therefore a decrease in payroll expenses.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $258,874 or 16% of net revenue in the quarter ended September 30, 2001 compared with $300,071 or 17% in the comparable period in 2000. This decrease was primarily due to the reduction in staff from 10 to 7 employees.

Provision for Income Taxes

We currently operate at a loss and expect to operate at a loss until revenues increase. There was no income tax benefit in the three-month period ended September 30, 2001 because of the uncertainty of the realization of any additional deferred tax assets. As such we have provided a valuation allowance against our deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

Revenues

                           Nine months ended                                Nine months ended
                           September 30, 2001                              September 30, 2000
                           ------------------                              ------------------

                                     Percentage of     Percent change                Percentage of
                                         sales         from prior year                    sales
Consumer products        $4,628,332        85%                (19%)       $5,738,423       85%
Developer products          436,810         8                 (22)           563,380        8
Third party products        406,445         7                 (15)           480,862        7
                         -------------------------------------------------------------------------
                         $5,471,587       100%                (19%)       $6,782,665      100%

Overall Revenue

Overall revenues decreased to $5,471,587 for the nine months ended September 30, 2001 from $6,782,665 during the comparable period in 2000, a decrease of 19% or $1,311,078. This decrease was a result of the general economic slowdown that has led to lower consumer spending for computer hardware and computer software.

Revenues From Sales Over Our Website

Sales of our products from our Website, www.aladdinsys.com, accounted for 44% of revenue in the nine-month period ended September 30, 2001 as compared with 35% of revenues in the comparable period in 2000. Although the online sales were approximately the same in each period, the increase in percentage was due to lower sales to the retail channel for the nine-month period ended September 30, 2001 as compared to the same period ended September 30, 2000, due to the current economic slowdown.

Cost of Revenues and Gross Margin

Our cost of revenues is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.

Cost of revenues, as a percentage of net revenues increased to 20% in the nine-month period ended September 30, 2001 from 14% in the comparable period in 2000. This increase is related to a software agreement with Galleon Software where all rights to MacTicker were transferred back to Galleon in March 2001. This resulted in an amortization expense for MacTicker of $202,024 and the write off of the remaining MacTicker inventory in the amount of $17,879. We also accelerated the amortization of GoBar by $35,000 due t o the possibility of selling the product in the near future.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $2,995,045 in the nine-month period ended September 30, 2001 as compared with $3,671,125 in the comparable period in 2000, a decrease of 18%. This decrease was due to reduced spending on advertising, sales commissions, professional services and payroll.

Research and Development

Research and development expenses were $ 1,779,502 or 33% of net revenue in the nine-month period ended September 30, 2001 as compared with $1,895,588 or 28% of net revenue in the comparable period in 2000. This decrease in spending was due to a reduced salary expense.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $882,354 or 16% of net revenue in the period ended September 30, 2001 compared with $1,149,545 or 17% in the comparable period in 2000. This decrease in expenses was due to the Company spending less on professional services and a reduction in salary expense.

Provision for Income Taxes

We currently operate at a loss and expect to operate at a loss until revenues increase. For the nine months ended September 30, 2001, the Company recognized an income tax benefit of $51,166 related to the expected recovery of taxes paid in 1999 through the utilization of the current period loss. As such we have provided a valuation allowance against our deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2001, net cash provided by operating activities was $116,485 compared with $53,505 net cash used in operating activities for the comparable period in 2000. The increase in cash from operating activities is due primarily to collections on accounts receivable and carrying less inventory.

Net cash used in investing activities in the nine months ended September 30, 2001 was $106,938, a decrease of $532,753 compared with $639,691 in the comparable period in 2000, reflecting a decrease in cash used for the acquisition of software rights and property and equipment.

Net cash used in financing activities in the nine months ended September 30, 2001 was $206,511 as compared with $65,668 during the comparable period in 2000. The increase in cash used in financing activities was primarily for the payment of long term debt for Spring Cleaning for $191,250 in January 2001. This was the final installment to purchase all rights to the product.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At September 30, 2001, the Company had cash and cash equivalents totaling $68,926.

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

Risks and Uncertainties

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries. Our operating results have been and continue to be adversely affected as a result of the recent unfavorable global economic conditions and reduced consumer spending. This slowdown and the recent tragic events of September 11, 2001 amplified the weakness in the United States and global economy and in the software business overall. If these economic conditions do not improve, or if we experience a continued weakening, we may experience material adverse impacts on our business, operating results and financial condition. During the quarter and for the foreseeable future, we expect sales in the consumer retail channel to be weak. The economic downturn has also put financial pressure on our distribution and retail partners for software products worldwide. This could result in potential financial risk to Aladdin by affecting our ability to collect our receivables.

In late September, Apple Computer released a new version of Mac OS X. This is the first release that Apple is promoting and Aladdin is monitoring user reaction and conversion to this release. Currently our three leading Macintosh products are compatible with Mac OSX. In the quarter ending June 30, 2001, we released Spring Cleaning 4.0. In the quarter ending September 30, 2001, we released a major upgrade to StuffIt Deluxe and released StuffIt Express Enterprise Edition and Personal Edition. StuffIt Express is a new innovative piece of software which allows IT managers to create communication applications without the need to have scripting or programming knowledge. Press and customer feedback has been positive to both of these products.

We are continuing our focus on StuffIt, our compression product and technology line. We have seen positive reaction to our "One Source" licensing program we launched earlier this year. This program makes it easier for businesses, schools, government agencies, and other organizations that have mixed computing environments, to make volume purchases of StuffIt. This is part of management's plan to diversity our reliance on any one market segment and to expand into the educational and enterprise market.

On October 25, 2001, Microsoft released their major upgrade to its Windows OS, Microsoft Windows XP. A few weeks earlier, on October 2, 2001, we released StuffIt 7.0 for Windows, which is Microsoft Windows XP logo certified. This means that Microsoft has given us permission to put their logo on our box since our product works with Windows XP. We were also invited to the San Francisco and Atlanta Windows XP launch events where we had the opportunity to demonstrate our product to potential customers.

Both Apple and Microsoft have given warnings that they expect PC sales to be weak in the next quarter and consumer spending to also be soft. Because of this sentiment by those two major companies and other companies in our business, Aladdin is taking action to reduce our costs. We have entered into an agreement with our landlord to reduce our office space by approximately 7,000 square feet, which will reduce our monthly rent by approximately $7,200. We have also been actively cutting some advertising and promotional expenses that may affect some of our product sales.

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

                                   ALADDIN SYSTEMS HOLDINGS, INC.
                                   (Registrant)


                                   /s/ Jonathan Kahn                  11/8/01
                                   --------------------------
                                   (Jonathan Kahn,
                                   Chief Executive Officer,
                                   and Director)


                                   /s/ Alexandra Gonzalez             11/8/01
                                   --------------------------
                                   (Chief Accounting Officer)