Form 10KSB
period 2001-12-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2002-03-15
CIK 1098875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

      YES |X| NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $7,627,386


--------------------------------------------------------------------------------

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 1, 2002:

$733,251

Number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2002:

Common Stock: 9,792,635

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None


--------------------------------------------------------------------------------

                         ALADDIN SYSTEMS HOLDINGS, INC.
                         2001 FORM 10-KSB ANNUAL REPORT
                                Table of Contents

Trademarks/Definitions

PART I
Item 1.  Business                                                             4
Item 2.  Properties                                                          15
Item 3.  Legal Proceedings                                                   15
Item 4.  Submission of Matters to a Vote of Security Holders                 15

PART II
Item 5.  Market for the Registrant's Common Equity and Related
     Stockholder Matters                                                     15
Item 6.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     16
Item 7.  Financial Statements                                                22
Item 8.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     34

PART III
Item 9.  Directors and Executive Officers of the Registrant                  34
Item 10. Executive Compensation                                              36
Item 11. Security Ownership of Certain Beneficial Owners and Management      39
Item 12. Certain Relationships and Related Transactions                      40

PART IV
Item 13. Exhibits, Financial Statements, and Reports on Form 8-K Signatures  41

TRADEMARKS/DEFINITIONS

      "Aladdin", "Aladdin Systems", "StuffIt", "StuffIt Deluxe", "DropStuff", "Secure Delete", "DropZip", "StuffIt Expander", "Expander", "StuffIt Express", "InstallerMaker", "StuffIt InstallerMaker", "ShrinkWrap", "Flashback", "GoBar", "PrivateFile", and "iClean" are trademarks and service marks of Aladdin Systems, Inc. and Aladdin Systems Holdings, Inc. "Spring Cleaning" is a registered trademark of Aladdin Systems, Inc. All other trademarks, service marks or tradenames referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "Aladdin" refer to the consolidated operations of Aladdin Systems Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiary, Aladdin Systems, Inc., a Delaware corporation,
(b) "you" refers to the readers of this Form 10-KSB, (c) the "Web" refers to


--------------------------------------------------------------------------------
the World Wide Web, and (d) the "sites" refer to our Web sites
(www.aladdinsys.com and "www.stuffIt.com").

PART I

Item 1: Business

General

      Aladdin is a leader in software and technology solutions to help individuals and enterprises facilitate the transmission and access of information across the Internet, networks and mixed computing environments. Under the StuffIt brand, Aladdin has established a leading proprietary data compression standard.

      Aladdin Systems, Inc., our subsidiary, was formed in January 1989 to develop and publish software and has been located in Watsonville, California since 1991. In addition to StuffIt, we also publish several other popular software applications including Spring Cleaning with iClean, a software uninstaller package for the Macintosh; GoBar, a replacement application launcher for the Palm OS; and DragStrip, a quick launch application for both the Windows and Macintosh markets.

The Company

      Aladdin Systems Holdings, Inc. owns 100% of the common stock of Aladdin Systems, Inc., a Delaware corporation. Aladdin Systems Holdings, Inc. exists primarily as a stock holding company, and accordingly, the operations described in this document, unless otherwise specified, are those of the subsidiary, Aladdin Systems, Inc.

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

Business Overview

      In 2001, Aladdin launched a new product called StuffIt Express that allows enterprises and individuals to create custom drop box applications that can automate


--------------------------------------------------------------------------------
virtually any file transfer task. We also launched the "OneSource" licensing program targeted at organizations that have a mixed computing environment. Additionally we launched StuffIt.com, a new web site dedicated to providing our customers with information about the StuffIt product line. Versions of StuffIt for Linux and Solaris were released and new versions to StuffIt for Windows and Macintosh, and Spring Cleaning and iClean were also released.

      Aladdin was not immune to the economic downturn of 2001 and as such the company made adjustments to the cost structure. We reduced our manufacturing costs by performing a portion of it in our corporate office instead of outsourcing it to a third party. We also returned approximately 8,000 sq. feet of office space. Combined with a reduction of staff of 15 people, 2001 was a year of cost restructuring. We also terminated and discontinued products for which the market conditions had changed.

Products

      Our products are divided into two different product groups, StuffIt Products and General Utilities and Palm Products. All of the products below are sold through the retail software distribution channel or through our website except for StuffIt InstallerMaker and StuffIt Engine that are licensed directly from Aladdin.

StuffIt Products

StuffIt Deluxe (Macintosh)
StuffIt for Windows
StuffIt for Linux
StuffIt for Solaris
DropStuff (Windows and Macintosh)
StuffIt Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)
StuffIt Express (Windows and Macintosh)
StuffIt InstallerMaker (Macintosh)
StuffIt Engine SDK (Windows, Linux, Solaris, and Macintosh)
ShrinkWrap (Macintosh)

General Utilities and Palm Products

Spring Cleaning (Macintosh)
DragStrip (Windows and Macintosh)
iClean (Macintosh)
HotTme (Palm)
GoBar (Palm)


--------------------------------------------------------------------------------

StuffIt Products

      The StuffIt product line runs on the following operating systems:
Microsoft Corporation's Windows OS, Apple Computer, Inc.'s Mac OS, Sun Microsystems' Solaris OS and Linux. The StuffIt product line is based upon or includes Aladdin's data compression technology. This technology is a suite of compression standards including Aladdin's proprietary format.

      The StuffIt products are designed to help individuals and enterprises send and access information safely, securely, and quickly over the internet and networks. The software's basic function allows customers to compress files, directories, hard drives or other media for accelerated transmission over computer networks, the Internet, and for archival purposes. Because files encoded in a compressed format are smaller than ordinary files, compressed files can be transmitted faster than non-compressed files over computer networks and the Internet, regardless of connection type - dial-up modem, DSL, cable modem, etc.

      Aladdin commenced publishing StuffIt in 1989 when it acquired the publishing rights to the product in exchange for royalty payments. In 1995, we purchased all rights to StuffIt from the developer. Since we first published StuffIt in 1989, Aladdin has continually improved and updated the product. StuffIt was originally designed to run only on Macintosh computers. In 1995, Aladdin started to publish versions of some of our StuffIt products for the Microsoft Windows operating systems.

      StuffIt has been adopted as a worldwide compression standard for the Macintosh computer by Apple Computer and America Online. In 1990, America Online adopted StuffIt as their standard for compressing Macintosh files utilizing StuffIt to automatically compress files for transmission. StuffIt products have been shipped to over 15 million users worldwide over the last two years, including 11 million copies distributed by Apple Computer shipped pre-loaded on Apple Computer's products. While originally Apple Computer paid us for the right to distribute StuffIt products, currently, Aladdin receives no compensation for it.

      StuffIt Deluxe (Macintosh) - StuffIt Deluxe is a full featured product offering a complete compression and expansion solution to users. StuffIt Deluxe is sold commercially through Aladdin's worldwide network of distributors, resellers, catalogs, Internet retailers, and through our sites. StuffIt Deluxe was first released for commercial sale in 1990. The software is localized into Japanese, German, and French and is distributed through a distributor partner in the local country.

      StuffIt for Windows - Originally released in September 2000, a new version was released in October 2001. This new version has Windows XP logo certification. StuffIt for Windows is the complete compression and expansion solution for Windows users. It includes the most comprehensive set of compression, expansion, and decoding formats available for the Windows market. This software is available in English, French and German and distributed on our web sites and through our distribution partners.


--------------------------------------------------------------------------------

      StuffIt for Linux - Released in 2001, this product gives Linux users the ability to access StuffIt (.sit) compress files as well as create compress files on their Linux computers. This software is distributed direct from Aladdin.

      StuffIt for Solaris - Released in 2001, this product gives Solaris users the ability to access StuffIt compressed files as well as create compressed files on their Sun computers. This software is distributed direct from Aladdin.

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

      StuffIt Expander (Windows, Macintosh and Linux) - StuffIt Expander for Macintosh, Windows and Linux are corresponding products which automatically decompress files that are compressed. These products do not compress files themselves. Expander is distributed as freeware in order to encourage the wide distribution of files in StuffIt format and to seed the market for our commercial products. Despite being distributed free of charge, Expander is protected by copyright law and its use is subject to a license agreement. In addition to decoding files in StuffIt format, Expander also decodes files in other popular compression and encoding formats, including Zip, Binhex, Base64
(MIME) and TAR, further increasing its popularity and usefulness. We have entered into agreements allowing distribution of StuffIt Expander with third parties such as Apple Computer, Netscape, IDG Communications and PC Treasures, Inc. Generally, we receive no revenue from such agreements. We also distribute Expander free of charge, from our sites.

      StuffIt Lite (Macintosh) - StuffIt Lite is a shareware/trialware compression product designed to provide basic compression and expansion capabilities. The software is distributed electronically and is available for download through multiple sources. StuffIt Lite is primarily distributed via our sites.

      DropZip (Windows and Macintosh) -DropZip allows users to quickly and easily compress a file into the industry-standard "Zip" format by simply moving the file's icon directly over the DropZip icon on the user's desktop. DropZip is distributed as shareware.

      StuffIt Express (Windows and Macintosh) - StuffIt Express is designed to allow customers to create custom drop box applications that can automate virtually any file


--------------------------------------------------------------------------------
transfer task. The product was launched in January 2001 at MacWorld San Francisco and was developed by Aladdin for the Enterprise, Government, and Educational marketplaces. In the third quarter of 2001, Aladdin released StuffIt Express Personnal Edition which is distributed with StuffIt Deluxe (Macintosh) and StuffIt for Windows.

      StuffIt InstallerMaker (Macintosh) - StuffIt InstallerMaker, first published in 1991, allows software developers to create custom installers for the distribution of their products. The software is licensed directly to developers. InstallerMaker's licensees include Apple Computer, Lexmark, the Learning Company and Real Networks.

      StuffIt Engine (Windows, Linux, Solaris and Macintosh) - The StuffIt Engine is licensed directly to software developers who wish to incorporate Aladdin's compression technology into their software. Companies that have licensed the StuffIt Engine are America Online and DataViz.

      ShrinkWrap (Macintosh) - Shinkwrap, which incorporates the StuffIt Engine, creates disk image files, allowing the users to create exact copies of their hard disk, floppies, or CD ROMs. ShrinkWrap's only competition is Disk Copy from Apple Computer. ShrinkWrap is distributed directly from Aladdin via our sites and by other Internet based retailers in a time-locked "trialware" format. ShrinkWrap is localized into Japanese and distributed by our Japanese distributor.

General Utilities and Palm Products

      Spring Cleaning (Macintosh) - Spring Cleaning is a software uninstaller product for the Macintosh market which removes unwanted and unused software and related files from a user's computer. In May 2000, Aladdin purchased all rights to the software from The Excelsior Group, terminating the previous publishing agreement with The Excelsior Group. Spring Cleaning is sold commercially through Aladdin's worldwide network of distributors, resellers, mail order houses, Internet retailers, and through our sites. Spring Cleaning is localized into Japanese, German, French and Italian. The localized versions of the product are distributed by our international distributors. In November 2000, Aladdin entered into a bundling agreement for Spring Cleaning with Symantec Corporation to distribute the product with Norton SystemsWorks for the Macintosh.

      DragStrip (Windows and Macintosh) - DragStrip allows users to launch, find, organize, and access applications and documents quickly and efficiently, allowing users to become better organized. DragStrip is sold commercially through Aladdin's physical and electronic worldwide distribution network of resellers, and through our sites.

      iClean (Macintosh) - iClean allows a user to remove specific unwanted or unneeded files gathered by your Web browser every time you surf the Internet. Removing these files recovers disk space and helps ensure online privacy. iClean is included in our Spring Cleaning product but is also sold as a separate product. In November 2000, Aladdin entered into a bundling arrangement for the product with Symantec Corporation. The software is localized into Japanese, French, and German.


--------------------------------------------------------------------------------

      GoBar (Palm) - GoBar is an application launcher for the Palm OS. It is designed to allow users to organize Palm OS device similar to their Desktop computer.

      HotTime (Palm) - HotTime automatically adjusts the date and time on the Palm device to that of your desktop computer when you use HotSync.

      The primary method of distribution for Aladdin's Palm products is Aladdin's sites and Internet retailers like PalmGear and Handango and direct from Aladdin.

Resale of Third Party Products

            In addition to publishing our own products, we utilize our resources and customer list to act as a reseller of software products published by other software companies. Historically, we resold limited numbers of third-party products through "bundling" offers with our products that were distributed via direct mail. In the last two years, we have been focusing on offering third party products for sale via our site, primarily through a download model, where the customer receives the product downloaded directly to their computer after credit card information is entered and verified. Our resale agreements run for a period of up to one year and all are non-exclusive. We receive a percentage of the net sales ranging from 3% to 70%.

Royalty Payments

      Pursuant to our publishing agreements with third party developers, we have made total royalty payments in 2001 and 2000 totaling $19,420 and $60,430, respectively. The decrease in royalty payments in 2001 was due to the buyout of all rights to Spring Cleaning which terminated the previous royalty agreement and the termination of the previous royalty agreement for MacTicker.

Product Support

      We believe that technical support is an important part of the Aladdin's overall performance and success. We employ 4 full-time support personnel. These employees provide technical support services to our customers by email, via our site, telephone, or fax. Support services include explaining how the customer's computer works, how the customer's other software works in relation to our products, solving problems with software operation and suggesting solutions to business and personal computing issues. We offer product support free of charge to registered users of our products. The majority of support calls from customers occur within 60 days of customers' purchases of our products.

Distribution and Marketing

      Our products are marketed through independent distributors in the United States and Canada, through numerous resellers and mail order companies and distributors in other countries, directly to corporate and educational accounts under site


--------------------------------------------------------------------------------
licensing agreements, volume purchasing agreements and directly to end-users through direct marketing campaigns and through our sites.

      Of the Company's total net revenues for 2001, approximately 22% was as a result of sales through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 21% of total net revenues. Domestic distributors purchase product at a discount of approximately 20% to 23% from list prices.

      Of the Company's total net revenues for 2001, approximately 11% was as a result of sales made through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. We currently provide translations of certain products in Japanese, German, Dutch, French, and Italian languages. Sales to two of these distributors, Act2 (Japan), and Softline (United Kingdom), accounted for approximately 4%, and 1%, of total net revenues in 2001, respectively. International distributors generally require somewhat larger discounts in return for various advertising, customer service, and customer registration duties performed by them in connection with the software. This discount normally ranges from 40% to 60% off of the suggested retail price of the products.

      The Company gives its distributors industry-standard rights of return for stock balancing and for defective products and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $75,410 and $229,094 at December 31, 2001 and 2000, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on our financial results because of the Company's low cost to replace such returns. Returns from end users have not historically been significant.

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

      During the years 2001 and 2000, we spent approximately $2,288,080 and $2,376,550, respectively, on research and development and enhancement activities, representing approximately 30%, and 23%, respectively, of net revenues in each of these periods.


--------------------------------------------------------------------------------

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

Competition

      The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. Different competitors exist for our different products. For our StuffIt product line for the Macintosh, we believe that our long history of publishing compression software for the Macintosh, the goodwill associated with our "Aladdin" and "StuffIt" brands, our large installed base of users as well as our strategic relationships with Apple Computer and America Online make StuffIt for the Macintosh the leading product in its category. However, our attempts to extend the StuffIt line of products to the Windows market face strong competition from the many Windows-based compression products that use the "Zip" compression standard. There are several major and numerous minor companies currently publishing "Zip" products which directly compete with our StuffIt products in the Windows market.

      In addition, certain computer manufacturers may devote significant resources to creating software, directly competitive with our products, for inclusion with their computers and computer systems without additional charge to consumers such as the Microsoft inclusion of a compression utility in its Windows operating systems.

      Our competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of ours. Some of these include Microsoft, Apple Computer Inc., Symantec Corporation, Network Associates Technology, Inc., WinZip Computing, Inc. and OnTrack Corporation.

      Aladdin's software products are marketed through multiple distribution channels. All of these products face competing products offering many similar features. Aladdin believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Price competition could become an increasing factor in the personal computer software market, which could, in turn, be expected to increase pressures on profit margins in the future.

      As the Internet and e-commerce become an increasing important channel for the distribution and sales of software products, the Company has increased its efforts to sell both our products and third-party products to consumers via our sites. In order to continue this effort, we may need to invest money, effort and other resources into our


--------------------------------------------------------------------------------

Web efforts that may divert attention and resources from our traditional sales channels. In addition, we may be competing against existing and new companies that have financial, marketing, and technological resources far in excess of Aladdin's. In the event that we are not able to successfully compete against such companies it could have a material adverse effect upon our business, results of operations and financial condition.

Intellectual Property

      The Company regards the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws, patents and contractual restrictions to establish and protect our proprietary rights in products and services. Software products are generally protected against copying pursuant to the Copyright Act and license agreements. In addition, many software companies implement schemes designed to reduce unauthorized copying by requiring that users enter a unique registration code to activate the software. Where applicable, some companies also seek for patent protection for specific technologies embodied in their products.

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

      Aladdin products require that a product registration number be entered in order for the product to be activated. It is our belief that this system helps to reduce unauthorized copying of our products. The range of product registration numbers distributed is changed from time to time in order to further deter copying of the software. However, because of the rapid pace of technological change in its industry, we believe that such protections are less significant than factors such as frequent product enhancements, and the timeliness and quality of Aladdin support services. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. We do not have specific information regarding how unauthorized copying affects our sales in either the United States or foreign markets; however, we believe that such unauthorized copying has had limited effects on our revenues.


--------------------------------------------------------------------------------

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

Employees

      As of December 31, 2001, the Company employed 44 full-time employees. We started the year with 59 employees but during 2001, the Company reduced its workforce by 15 as part of our cost cutting program.

      The future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, the Company also employs independent contractors to support our research and development, marketing, sales, support and administrative organizations. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Subsidiaries

      The Company currently has two subsidiaries, Aladdin Systems, Inc., a Delaware Corporation, wholly-owned by the Company, and Transaction Services, Inc. ("TSI"), a California corporation, which was incorporated in 1996 and is a wholly owned subsidiary of Aladdin Systems, Inc. TSI was formed in order to provide technology and services to other software publishers that allowed such companies to make trial versions of their software available. In 2000, Aladdin discontinued its trialware software technology business so there is no current business activity in TSI.

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


--------------------------------------------------------------------------------

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

      The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties include, but are not limited to:

      o Products and product upgrades may not be released on a timely basis due to technological difficulties
      o Products and product upgrades may not achieve market acceptance within the desired markets
      o The prevalence and functionality of available free compression software may erode revenues
      o The Company might not be able to fund its working capital needs from cash flows

      The Company's products are sold in markets that change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities. The Company may not be able to successfully adapt to these changing markets. The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above.

Item 2: Properties

      In November 2000, the Company moved to a new office facility located at 245 Westridge Drive, Watsonville, California 95076. In January 2002, the Company returned 8,150 square feet of this new facility to the building owner. Our executive offices now comprise of approximately 17,230 square feet and our subsidiaries, Aladdin Systems, Inc. and Transactions Services, Inc. are housed in this location. This facility is leased pursuant to a lease expiring October 2010. The monthly rent is currently $22,891 and our leased space is still sufficient to cover future growth.


--------------------------------------------------------------------------------

Item 3: Legal Proceedings

      In October 31, 2001, a former distribution partner, Merisel Americas, Inc., filed a suit against Aladdin in the Superior Court of California, Southwest Unlimited District, seeking to collect $66,103 for returned product and marketing services. Aladdin believes there is no outstanding balance due to Merisel since all payments due to Merisel were made for marketing services and returned product in 2000 before the termination of the distribution agreement. The Company intends to contest this claim and at this time cannot estimate the outcome.

Item 4: Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

      As of December 31, 2001, there were 57 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

      The Company's common stock trades on the NASD's Over The Counter Bulletin Board under the symbol: ALHI.

      The following table sets forth the range of high and low bid prices per share of common stock as provided by Commodity Systems, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, mark-down or commissions and may not present actual transactions.

                                                   Common Stock

                                                 Low           High
                                             -------------------------
Quarter ended:
March 31, 2000                                   $4.00         $5.13
June 30, 2000                                    $3.13         $5.00
September 30, 2000                               $2.19         $4.31
December 31, 2000                                $0.50         $2.31
March 31, 2001                                   $0.56         $0.94
June 30, 2001                                    $0.51         $0.84
September 30, 2001                               $0.24         $0.75
December 31, 2001                                $0.30         $0.70


--------------------------------------------------------------------------------

      The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

      The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the two-year period ended December 31, 2001.

                                                    Years ended December 31,

                                                        2001          2000
                                                        ----          ----

Percentage of sales:
Sales                                                   100%          100%
Cost of sales                                            20%           16%
                                                    -----------------------
Gross profit                                             80%           84%

Sales, marketing and support                             50%           50%
Research and development                                 30%           23%
General and administrative                               15%           16%
                                                    -----------------------

Total operating expenses                                 95%           89%

Loss from operations                                    (15%)          (5%)

Other (expense) income, net                               0%            0%

Loss  before income taxes                               (15%)          (5%)

Income tax benefit                                        0%           (1%)

Net loss                                                (15%)          (4%)
                                                    =======================


--------------------------------------------------------------------------------

NET REVENUES

      Overall revenues decreased from $10,168,755 in 2000 to $7,627,386 in 2001 mostly due to the weakness in the economy for the year. In 2001, we decided to change our product strategy and exit the internet information utility market to focus on our core products. We therefore discontinued the following products:
MacHeadlines, WeatherTracker, and AladdinTuner. We also terminated the publishing agreement for MacTicker. While we shipped more units of StuffIt Deluxe in 2001, we dropped the average selling price and therefore the total revenue for our top selling product dropped.

      Revenues from sales over our sites accounted for 42% of revenue in 2001 as compared with 35% of revenue in 2000. The Company believes that sales over its sites will represent an increasingly important component of the Company's sales strategy and will allow the Company to reach a large number of potential consumers at lower costs than sales through distributors.

      Third-party product sales decreased to $446,610 for the year ended December 31, 2001 from $661,383 for the year ended December 31, 2000.

COST OF REVENUES AND GROSS MARGIN

      The Company's cost of revenues is composed primarily of:

            o the cost of product materials such as CD-ROMS and packaging
            o amortization of capitalized purchased software
            o royalties paid to outside developers
            o amortization of capitalized manufacturing overhead
            o shipping expenses

      Cost of revenues, as a percentage of net revenues increased to 20% in 2001 from 16% in 2000. This increase in costs was mostly due to additional amortization expense of approximately $200,000 for MacTicker to completely amortize the capitalized software since the Company stopped developing it. There were also additional amortization expenses recorded for Spring Cleaning and StuffIt Express to match expected revenues for the next 3 years. An increase in promotional rebates and a decrease in the average selling price for StuffIt Deluxe also contributed to the decrease in the gross margin in 2001.

MARKETING, SALES AND SUPPORT

      Marketing, sales and support expenses decreased to $3,814,337 in 2001 from $5,048,095 during 2000. This decrease was mostly due to spending less in product advertising and promotion, to $847,459 in 2001 from $1,510,159 in 2000. We also decreased our sales and marketing staff by three and this decreased the payroll and related sales commissions. Sales commissions decreased because of this reduction in staff and we also terminated two external commission contracts.


--------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

      Research and development expenses were $2,288,080 and $2,376,550 in 2001 and 2000, respectively. These expenses were 30% and 23% of net revenues, respectively. Although we had a decrease of 7 in our staff and therefore a decrease in payroll, we were still able to continue the development on the major products with the remaining staff plus one outside contractor. There was an increase of $104,230 in facilities related expenses from moving into the new facility that partially offset the decrease in payroll from the reduced staff.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities. These expenses decreased to $1,108,674 in 2001 from $1,577,814 during 2000. This decrease was mostly related to a decrease in legal fees and investor relations fees, although we also reduced the staff by two.

INCOME TAXES

      The Company's effective tax rate was 0.5% for fiscal 2001 and (26%) for fiscal 2000. The Company has a valuation allowance of $612,450, covering all of its deferred tax assets as of December 31, 2001 due to the uncertainty of realizing the deferred tax assets, consisting primarily of loss and credit carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities during 2001 was $276,673, an increase of $148,595 compared with net cash provided by operating activities of $128,078 in 2000. Cash provided by accounts receivable increased in 2001 mostly due to the collection of one payment of $523,000 in January from a sale in December 2000. Cash provided by inventory also increased due to bringing a portion of our production in house and keeping lower levels of inventory in stock.

      Net cash used in investing activities in 2001, primarily for the acquisition of software rights, was $121,339, a decrease of $448,481 compared with net cash used in investing activities of $569,820 in 2000. In 2000, we purchased the rights to Spring Cleaning which included a cash payment of $382,500 made to its developer.

      Net cash used in financing activities in 2001 was $324,251 for payments on capital leases, demand notes and the Spring Cleaning note, as compared with $400,713 used in 2000. In 2000, the balance of $94,517 for the StuffIt note was paid. During 1997, certain Stockholders, the Company's former President, a key employee, and a relative of a stockholder lent the Company a total of $225,062, in the form of demand notes with interest payable monthly at 8.92%. The notes are convertible into common stock at the


--------------------------------------------------------------------------------
lesser of $1.74 per share or at the lowest price shares of common stock are sold after the date the notes were issued. The notes are payable upon thirty (30) days notice by the holder. During 1999, the Company paid $65,000 against these notes, and during 2001, the company paid $50,000 against these notes, resulting in a balance remaining of $110,062 as of December 31, 2001.

      Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At December 31, 2001, the Company had cash and cash equivalents totaling $96,973.

      We believe that our current cash and cash equivalents along with cash to be generated by operations in 2002 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year. We expect our sales revenue in 2002 to be consistent with 2001 levels and the Company believes that sales of its core StuffIt products and other general utility products will be sufficient to maintain revenues through 2002. If our revenues decrease, if product returns increase, or if our customers fail to make timely payments on open receivables, our cash generated from operations will likely not be sufficient to fund operations. If this occurs, we may need to reduce operating expenses or raise additional capital through debt or equity financing.

      We currently have available credit of $300,000 through our facility with Merrill Lynch that is renewable on a monthly basis. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a larger credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RISKS AND UNCERTAINTY

      Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries. Our operating results have been and continue to be affected as a result of the recent unfavorable global economic conditions and reduced consumer spending.

      This slowdown and the recent tragic events of September 11, 2001 amplified the weakness in the United States and global economy and in the software business overall. If these economic conditions do not improve, or if we experience a continued


--------------------------------------------------------------------------------
weakening, we may experience material adverse impacts on our business operating results and financial condition. For the foreseeable future, we expect sales in the consumer retail channel to continue to be weak. The economic downturn has also put financial pressure on our distribution and retail partners for software products worldwide. This could result in potential financial risk to Aladdin by affecting our ability to collect our receivables.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns

      The Company's revenues from our distribution channels and through our sites are recognized when products are shipped or downloaded to the customer. Our distributors and resellers have the right to return products so long as the products are in the original packaging. Revenues are booked net of estimated returns and rebates, and the allowance for returns is established based on the determination of excess inventory in the channel, estimated product sell-through and expected future product upgrades. We believe our estimate for future returns is adequate. However, because of factors outside the Company's control such as changes in customer demand, new product releases from our competitors or changes in the purchasing practices of our distributors, actual returns may exceed our estimates. If this were to occur, we would be required to increase our return reserve, lowering our earnings.

Capitalized Software

      The Company's capitalized software costs include the acquisition of software rights as well as external contracting fees paid to developers once the point of technological feasibility is reached. The amortization charged to each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 60 months. Our estimates of total revenues are based on sales forecasts for the products. If sales volumes were to unexpectedly decrease for reasons such as changes in customer demand or the introduction of new products by our competitors, we would need to increase the amortization of our capitalized software, decreasing our earnings.


Item 7: Financial Statements


--------------------------------------------------------------------------------

Index to Item 7: Financial Statements                                      Page
Report of Independent Certified Public Accountants                         20
Consolidated Balance Sheet                                                 21
Consolidated Statements of Operations                                      22
Consolidated Statement of Stockholders' Equity                             23
Consolidated Statements of Cash Flows                                      23
Notes to Consolidated Financial Statements                                 25


--------------------------------------------------------------------------------

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Aladdin Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Aladdin Systems Holdings, Inc., and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of its operations and its consolidated cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
San Jose, California
February 14, 2002


--------------------------------------------------------------------------------

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001

           ASSETS

Current assets:
Cash                                                             $    96,973
Accounts receivable, net of allowance of $75,410                     916,298
Inventories                                                           39,866
Prepaid expenses and other current assets                            147,377
Income tax receivable                                                195,499
                                                                 -----------
           Total current assets                                    1,396,013

Capitalized software, net                                            289,339
Property and equipment, net                                          345,230
                                                                 -----------

                                                                 $ 2,030,582
                                                                 ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                             $    93,355
Related party notes                                                  110,062
Accounts payable                                                     488,808
Accrued expenses and other liabilities                               249,856
                                                                 -----------
   Total current liabilities                                         942,081

Long-term debt                                                        78,035

Commitments and contingencies                                             --

Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized;
none issued and outstanding                                               --
Common stock, $.001 par value; 50,000,000 shares authorized;
9,792,635 issued and outstanding                                       9,793
Paid-in capital                                                    1,581,751
Retained deficit                                                    (581,078)
                                                                 -----------
Total stockholders' equity                                         1,010,466
                                                                 -----------

                                                                 $ 2,030,582
                                                                 ===========

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                       2001            2000
                                                       ----            ----

Sales                                              $  7,627,386    $ 10,168,755
Cost of sales                                         1,529,780       1,655,059
                                                   ----------------------------
Gross profit                                          6,097,606       8,513,696

Operating expenses:
     Marketing, sales and support                     3,814,337       5,048,095
     Research and development                         2,288,080       2,376,550
     General and administrative                       1,108,674       1,577,814
                                                   ----------------------------
          Total operating expenses                    7,211,091       9,002,459

Loss from operations                                 (1,113,485)       (488,763)

Other income (expense):
Interest expense                                        (36,164)        (40,743)
Other                                                     7,064          39,424
                                                   ----------------------------

Loss before income taxes                             (1,142,585)       (490,082)

Income tax expense (benefit)                              5,736        (127,339)
                                                   ----------------------------

Net loss                                            ($1,148,321)      ($362,743)
                                                   ============================

Loss per share - basic and diluted                       ($0.12)         ($0.04)

Shares used in computing loss per share               9,792,635       9,792,635

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Retained
                                                     Common Stock             Paid-in      Earnings/
                                                   Shares       Amount        Capital      (Deficit)        Total
                                                -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2000                        9,778,117   $     9,779   $ 1,304,321   $   929,986    $ 2,244,086
Issuance of common stock pursuant to employee
stock option plan                                     4,215             4         7,295            --          7,299
Issuance of common stock for products                10,303            10        42,490            --         42,500
Compensation expense on issuance of stock
options to third parties                                 --            --       221,045            --        221,045
Net loss                                                 --            --            --      (362,743)      (362,743)
                                                --------------------------------------------------------------------

Balance at December 31, 2000                      9,792,635         9,793     1,575,151       567,243      2,152,187

Compensation expense on issuance of stock
options to third parties                                 --            --         6,600            --          6,600
Net loss                                                 --            --            --    (1,148,321)    (1,148,321)
                                                --------------------------------------------------------------------

Balance at December 31, 2001                      9,792,635   $     9,793   $ 1,581,751     ($581,078)   $ 1,010,466
                                                ====================================================================

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                  Aladdin Systems Holdings, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,
                                                        ----------------------

                                                          2001           2000
                                                          ----           ----
Cash flows from operating activities:
   Net loss                                            ($1,148,321)     ($362,743)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                        668,802        605,820
      Compensation expense on stock options granted
           to third parties                                  6,600        221,045
      Loss on disposal of property and equipment             8,267             --
      Deferred income taxes                                198,835       (104,466)
      Changes in operating assets and liabilities:
          Accounts receivable                              674,502       (238,313)
           Inventories                                     273,326       (209,290)
           Prepaid expenses and other current assets        39,435         92,586
            Income tax receivable                         (170,227)            --
           Accounts payable                               (220,657)       155,121
           Accrued expenses and other liabilities          (53,889)        37,594
           Income tax payable                                   --        (69,276)
                                                       --------------------------
Cash provided by operating activities                      276,673        128,078

Cash flows from investing activities:
     Acquisition of property and equipment                 (24,112)      (133,211)
     Proceeds from sales of property and equipment           4,000             --
     Acquisition of software rights                       (101,227)      (436,609)
                                                       --------------------------
Cash used in investing activities                         (121,339)      (569,820)

Cash flows from financing activities:
     Net proceeds from issuance of common stock                 --          7,299
     Net payment on line of credit                          (5,523)            --
     Repayment of long-term debt                          (268,728)      (408,012)
     Repayment of related party notes                      (50,000)            --
                                                       --------------------------
Cash used in financing activities                         (324,251)      (400,713)

Net decrease in cash and cash equivalents                 (168,917)      (842,455)

Cash and cash equivalents at beginning of period           265,890      1,108,345
                                                       --------------------------
Cash and cash equivalents at end of period             $    96,973    $   265,890
                                                       ==========================

--------------------------------------------------------------------------------

Cash paid during the period for:
   Interest                                            $    36,164    $    40,743
                                                       ==========================

   Income taxes                                                 --    $    69,276
                                                       ==========================

Noncash Transactions:

During 2001, the Company financed $31,251 for its Directors' and Officers' insurance premium.

During 2000, the Company acquired assets under capital leases in the amount of $123,641.

During 2000, the Company issued 10,303 shares of common stock as partial payment on the purchase of Spring Cleaning software rights. At the time of issuance, the value of the shares was $42,500.

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Aladdin Systems Holding, Inc. ("Holdings") and its wholly owned subsidiaries (collectively the "Company"), develop, publish, and distribute computer software for the Macintosh, Windows, Solaris, Linux, and Palm software market. Products are marketed through independent distributors in the United States and Canada, through resellers and mail order companies in other countries, directly to corporate accounts under site licensing agreements, and directly to end-users through direct marketing and the Internet.

Principles of Consolidation

The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, Aladdin Systems, Inc. and Transaction Services, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue recognition

Revenues and accounts receivable are principally derived from:

o     Distributors and resellers of the Company's products
o     Our sites
o     Third party products
o     Licensing contracts

Sales to distributors and resellers are subject to agreements permitting rights of return for stock balancing. These revenues are recognized net of reserves for returns and rebates. Return reserves are based on actual inventory held by distributors or resellers that is in excess of levels appropriate for that channel and is likely to be returned. Based on our estimated release dates for the next versions, we monitor the channel inventory and only ship product when the sell through to the customer will be probable. The Company recognizes revenue, net of estimated returns and rebates, upon shipment or


--------------------------------------------------------------------------------
delivery of the product, when no significant obligations remain and collectability is probable. Revenues from our internet sales are recognized when the software is downloaded or shipped to the customer. Revenues from third party products make up a portion of our internet sales and we recognize as revenue the net fee we collect for facilitating the sale. Licensing fees are recognized when the customer has committed to renew their annual fee, as we are not obligated to provide any other deliverables or customer support in connection with these licenses.

Capitalized Software

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at December 31, 2001 were $2,061,187 less accumulated amortization of $1,771,849.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization charged to operations in each period for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 60 months. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense for capitalized software, all of which was charged to cost of sales, was $472,093 and $397,629 in fiscal years 2001 and 2000, respectively.

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


--------------------------------------------------------------------------------

Property and Equipment

Property and equipment are stated at cost. Capital leases are recorded at the present value of the minimum lease payments at the date of acquisition. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets or lease term, whichever is shorter.

Research and Development

Research and development costs are charged to operations when incurred.

Advertising

The Company expenses advertising costs as they are incurred. Advertising and related promotion expenses for fiscal years 2001 and 2000 were $847,459 and $1,510,159 respectively.

Income Taxes

Income taxes are computed using the asset and liability method in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

 The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the quoted market price of the Company's stock and the amount an employee must pay to acquire the stock.

Earnings Per Share

Basic and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities consist of


--------------------------------------------------------------------------------
the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of 2,473,528 shares issuable upon the exercise of outstanding stock options as of December 31, 2001 and 2,048,835 shares issuable upon the exercise of outstanding stock options as of December 31, 2000 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 220,123 shares as of December 31, 2001 and 134,990 shares as of December 31, 2000 were excluded from the diluted earnings per share calculation as the inclusion would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of accounts receivable and accounts payable approximate carrying value due to the short term nature of such instruments. The fair value of long term obligations with third-parties approximates carrying value based on terms available for similar instruments. The fair value of debt with related parties is not determinable due to the terms of the debt and no comparable market for such debt.

Segment reporting

The Company's business is conducted in a single operating segment. The Company's chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 2001 consist of:

                                      Useful lives (years)
                                      -------------------
Computer equipment                            5                  $  880,598
Office equipment                              5                     172,033
Furniture and fixtures                        5                     304,734
Displays                                     5-7                    121,306
                                                                 ----------
                                                                  1,478,671
Less accumulated depreciation                                     1,133,441
                                                                 ----------
                                                                 $  345,230
                                                                 ==========


--------------------------------------------------------------------------------

NOTE 3 - CREDIT LINE

In September 2000, the Company was approved for a $300,000 line of credit with Merrill Lynch. Interest is variable at a per annum rate equal to the sum of 3.15% plus the 30-Day Commercial Paper Rate. The line of credit is renewable monthly and has currently been renewed through February 28, 2002. The credit line contains two covenants: (1) the line of credit may not be used to purchase or carry securities, and (2) the Company will continue and maintain its business, existences, ownership and good standing. At December 31, 2001, the full amount of the credit line was available to the Company.

NOTE 4 - LONG-TERM DEBT AND RELATED PARTY NOTES

Long-term debt at December 31, 2001 consists of:

Capital lease obligations                 $149,245
Other                                       22,145
                                          --------
                                           171,390
Less current portion                        93,355
                                          --------
                                          $ 78,035
                                          ========

Fixed installments due on debt principal are as follows:

                       Year ending December 31,
                       -----------------------

                               2002             $ 93,355
                               2003               68,355
                               2004                9,680
                                                --------
                                                $171,390
                                                ========

Notes Payable to Related Parties

Notes payable to related parties are payable on demand. Interest is compounded daily and is payable monthly at an annual rate of 8.92%. The notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At December 31, 2001 notes payable to related parties are convertible at $0.50 per share.


--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, consists of:

                                                    2001                 2000
                                                    ----                 ----
Current
   Federal                                       ($195,499)           ($ 25,273)
   State                                             2,400                2,400
                                                 ------------------------------
Total current                                     (193,099)             (22,873)

Deferred
    Federal                                        153,389              (72,729)
    State                                           45,446              (31,737)
                                                 ------------------------------
Total deferred                                     198,835             (104,466)
                                                 ------------------------------

                                                 $   5,736            ($127,339)
                                                 ==============================

The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 2001 is presented below:

Net operating loss carry forwards                                     $ 200,972
Tax credit carry forwards                                               246,902
Depreciation and amortization                                           136,050
Other                                                                    28,526
                                                                      ---------
Net deferred tax asset                                                  612,450
Less valuation allowance                                               (612,450)
                                                                      ---------
                                                                             --
                                                                      =========

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available. Because of the uncertain nature of their ultimate realization, a full valuation allowance is recorded against these deferred tax assets.


--------------------------------------------------------------------------------

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:

                                                               2001       2000
                                                               ----       ----
Statutory federal income tax (benefit) rate                     (34%)      (34%)
Increase (decrease) resulting from:
Expenses not deductible for taxes                               0.3       15.8
State income taxes, net of federal tax benefit                  2.8       (5.8)
Increase in valuation allowance                                31.4         --
Other                                                            --       (2.0)
                                                             -----------------
Effective tax (benefit) rate                                    0.5%     (26.0%)
                                                             =================

NOTE 6 - MAJOR CUSTOMERS

The Company has one major customer that accounted for $1,597,746 or 21% and $2,176,551 or 21% of revenues in 2001 and 2000, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

Stock Options

The Aladdin Systems Holdings, Inc. 1999 Stock Option Plan allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 526,472 remain available for granting at December 31, 2001. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years.


--------------------------------------------------------------------------------

Stock option activity is summarized as follows:

                                                             Shares     Weighted Average
                                                                          Exercise Price
Balance at January 1, 2000                                   1,653,810             $1.35
Granted                                                        521,397              2.86
Cancelled                                                     (122,157)             1.62
Exercised                                                       (4,215)             1.07
                                                            ----------------------------
Balance at December 31, 2000                                 2,048,835             $1.72
Granted                                                        691,126               .70
Cancelled                                                     (266,433)             1.29
                                                            ----------------------------
Balance at December 31, 2001                                 2,473,528             $1.48
                                                            ============================

The following table summarizes information about stock options outstanding as of December 31, 2001:

                                                                  Weighted
                                                                   Average
                                              Weighted            Remaining                                  Weighted
                             Number            Average         Contractual Term        Number            Average Exercise
Range of Exercise Price   Outstanding       Exercise Price          (Years)          Exercisable               Price
-------------------------------------------------------------------------------------------------------------------------
$0.50 - $1.07              1,210,004            $0.86                 7.39              889,944                $0.94
$1.15 - $1.85                832,928            $1.35                 6.56              660,900                $1.31
$1.91 - $4.87                430,596            $3.48                 5.44              329,667                $3.38
                          ----------                                                  ---------
                           2,473,528                                                  1,880,511
                           =========                                                  =========

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 10 years; interest rate of 5.0%, volatility of 95% in 2001 and 96% in 2000 and no dividend yield. The weighted average fair value of options granted to employees was $0.68 and $0.63 for 2001 and 2000, respectively.


--------------------------------------------------------------------------------

The following table depicts the pro forma results of operations had compensation expense for employee options been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123.

                                                  Year Ended December 31,
                                                  -----------------------

                                               2001                    2000
                                               ----                    ----
Net loss
   As reported                              ($1,148,321)            ($362,743)
   Pro forma                                ($1,489,254)            ($576,042)
Basic and diluted net loss per share
   As reported                                   ($0.12)               ($0.04)
   Pro forma                                     ($0.15)               ($0.06)

NOTE 8 - RETIREMENT PLAN

The Company has established a 401(k) retirement plan for all employees. Employees may elect to contribute up to 15% of their gross salary not to exceed federal tax law limitations. The Company may elect to match a portion of the employee contributions. No matching contributions were made for the years ended December 31, 2001 and 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from one facility that is leased under an operating lease expiring October 2010. Rent expense was $383,439 and $187,290 in 2001 and 2000, respectively.

The Company also has furniture and equipment under capital leases. The cost of assets acquired under capital leases is $500,070. Accumulated amortization on these assets at December 31, 2001 was $335,551.


--------------------------------------------------------------------------------

Future minimum commitments under capital leases and non-cancelable operating leases as of December 31, 2001 are as follows:

                                              Capital              Operating
Year ending December 31,                       Leases                Leases
                                               ------                ------
                  2002                       $   88,051            $  274,692
                  2003                           70,363               274,692
                  2004                            7,860               274,692
                  2005                               --               274,692
                  2006                               --               274,692
              Thereafter                             --             1,052,986
                                             --------------------------------
Total minimum lease payment                     166,274             2,426,446
Less amount representing interest                17,029                    --
                                             --------------------------------
                                             $  149,245            $2,426,446
                                             ================================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

Name                        Age      Position
----                        ---      --------

Jonathan Kahn               44       Chairman, President, Chief Executive
                                     Officer, Treasurer and Director
Darryl Lovato (1)           35       Chief Technology Officer and Director
Brad Peppard (2)(3)         46       Director
Paul Goodman (2)(3)         42       Director
David Schargel (2)(3)       37       Director
Benna Lovato (1)            35       Director

(1) Darryl Lovato and Benna Lovato are married
(2) Member of the Compensation Committee
(3) Member of the Audit Committee

      The following sets forth biographical information concerning our directors and executive officers for at least the past five years:


--------------------------------------------------------------------------------

      JONATHAN KAHN is currently Chairman, President and CEO of Aladdin. Mr. Kahn is one of the original founders of Aladdin Systems and has served as a Director since 1988. Prior to becoming CEO in 1998, he served as President, and Vice President of Sales. Mr. Kahn has extensive expertise in software industry sales, marketing, business development and licensing arrangements. Mr. Kahn is a graduate of the University of Rhode Island with a B.A. in Economics.

      DARRYL LOVATO has been Chief Technology Officer of Aladdin since 1997. In February 2002, Mr. Lovato resigned the title of President to focus on the technology of the Company. Mr. Lovato is a co-founder of Aladdin Systems and has been responsible for overseeing the Company's technical operations and leading research on new technologies and products. Mr. Lovato has served as a Director since the company's founding in 1988. Prior to holding his current title, Mr. Lovato was Aladdin's Vice President and Chief Technology Officer. Prior to co-founding Aladdin, Mr. Lovato worked at Apple Computer as a Senior Software Engineer. Mr. Lovato has over fifteen-years of software programming and development experience.

      BRAD PEPPARD is President of CinemaScore Online, Inc. a leading Internet Web site providing ratings of top Hollywood movies through its weekly E-newsletter. Prior to that, Mr. Peppard served as Vice President of Marketing at Aladdin Systems from 1996 through 1998. In 1998, Mr. Peppard became a Director of Aladdin. Prior to joining Aladdin, Mr. Peppard was responsible for worldwide marketing at Quarterdeck Office Systems, during which time the company grew from $20 million to $120 million in revenue. He was also Vice President of Marketing at Software Publishing Corporation, as well as President and founder of SoftMail Corporation, a leading direct marketing agency, and president of Monogram Software. Mr. Peppard has an MBA from Stanford University and a B.A. from Amherst College.

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

      PAUL GOODMAN has been a partner in the New York City law firm of Ellenoff, Grossman, Schole & Cyruli, LLP, and its predecessor firm, Elias, Goodman and Shanks for over 5 years. He concentrates on representing software and Web companies in a wide range of business and financing transactions. He has represented Aladdin since its inception. In addition to a Juris Doctor degree, Mr. Goodman holds a BA and MA degree in Computer Science. He was a former member of the Computer Science faculty of Queens College, is the author of five books on microcomputer programming.


--------------------------------------------------------------------------------

      BENNA LOVATO is one of the co-founders of Aladdin. She was a past President and has been a current board member of Nurture for the past 5 years. Nurture is a non-profit organization located in Santa Cruz county, devoted to the goal that all woman have education, advocacy and support in the child-bearing years. She is also a member of the Board of Directors of the Birth Network of Santa Cruz County.

Item 10: Executive Compensation

COMPENSATION SUMMARY

      The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

                                                          Long term compensation
                                                           Number of securites
Name and position                   Year      Salary      Underlying options (2)
-----------------                   ----      ------      ----------------------

Jonathan Kahn, President and CEO    1999    $164,120              20,000
                                    2000     147,933                0
                                    2001     137,866              48,407
Darryl Lovato, CTO                  1999     161,420              20,000
                                    2000     148,433                0
                                    2001    $137,866              48,407

      (1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

      (2)   Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.


--------------------------------------------------------------------------------

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001

                                 Number of       % of Total
                                Securities         Options        Exercise Price
                                Underlying        Granted to         Per Share
Name               Year         Options (1)      Employees (2)         ($/SH)       Expiration Date (3)
----               ----         -----------      -------------         ------       -------------------
Jonathan Kahn      2001           26,591             3.8              $0.84              April 2006
                   2001           21,816             3.2               0.63              June 2006
Darryl Lovato      2001           26,591             3.8               0.84              April 2006
                   2001           21,816             3.2              $0.63              June 2006

      (1) Each option represents the right to purchase one share of our common stock.

      (2) We granted officers, employees and consultants options to purchase an aggregate of 691,126 shares of our common stock in 2001.

      (3) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.

OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table sets forth certain information with respect to the named executives concerning exercisable and unexercisable stock options held by them as of December 31, 2001. None of these executive officers exercised options to purchase common stock in 2001.

AGGREGATE OPTION EXERCISES AND YEAR END OPTION VALUES (1)

                               Number of Unexercised       Value of Unexercised In-the-
                                Options At year End         Money Options at Year End
                                -------------------         -------------------------

Name               Year     Exercisable    Unexercisable   Exercisable    Unexercisable
----               ----     -----------    -------------   -----------    -------------
Jonathan Kahn      2001       268,668         51,144        $174,634        $ 33,244
Darryl Lovato      2001       274,080         51,144        $178,152        $ 33,244

      (1) Based on a per share fair market value of our common stock equal to $0.65 per share, the trading price market value of our common stock on December 31, 2001.


--------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

      In 2001, Benna Lovato, Brad Peppard, David Schargel and Paul Goodman, each received options to purchase up to 25,000 shares of Common Stock, respectively, with exercise prices of $0.75 per share. The options were granted for board services and were immediately vested.

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

      The term of the Kahn Employment Agreement lasts until October 24, 2002 unless terminated pursuant to the terms thereof. We may terminate the Kahn Employment Agreement only for cause. The term "cause" is defined in the Kahn Employment Agreement as: (i) the willful neglect of duties reasonably assigned by the Board of Directors; (ii) material breach of the agreement; or (iii) willful gross misconduct. If Jonathan Kahn is terminated without cause or in the event of a change of control of the Company, defined as a change in control of at least 40% of the voting shares of the Company, he is to receive severance pay through September 30, 2002 equal to: (i) the base salary; (ii) bonus compensation; (iii) vested options to purchase Common stock; (iv) health insurance; and (v) any unused vacation time. If Jonathan Kahn resigns from his position for good cause, including a substantial reduction in his position, duties or a material breach of the agreement by us, he is to be deemed terminated without cause and is eligible to receive severance.

      On October 25, 1999, we entered into an employment agreement with Darryl Lovato (the "Lovato Employment Agreement"). Under the Lovato Employment Agreement, Darryl Lovato is to serve as our President and Chief Technology Officer and perform such duties as may be reasonably assigned to him by the Board of Directors. The Lovato Employment Agreement provides for an annual base salary of $150,000. The Lovato Employment Agreement also provides that Darryl Lovato is to receive options to purchase shares of our Common stock, in an


--------------------------------------------------------------------------------
amount as to be determined, from time to time, by the Board of Directors of the Company, and that he is eligible to receive vacation in accordance with the Company's policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time.

      The term of the Lovato Employment Agreement lasts until October 24, 2002 unless terminated pursuant to the terms thereof. We may terminate the Lovato Employment Agreement only for cause. The term "cause" is defined in the Lovato Employment Agreement as: (i) the willful neglect of duties reasonably assigned by the Board of Directors; (ii) material breach of the agreement; or (iii) willful gross misconduct. If Darryl Lovato is terminated without cause or in the event of a change of control of the Company, defined as a change in control of at least 40% of the voting shares of the Company, he is to receive severance pay through September 30, 2002 equal to: (i) the base salary; (ii) bonus compensation; (iii) vested options to purchase Common stock; (iv) health insurance; and (v) any unused vacation time. If Darryl Lovato resigns from his position for good cause, including a substantial reduction in his position, duties or a material breach of the agreement by us, he is to be deemed terminated without cause and is eligible to receive severance.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2001.

                                                  Amount and Nature of         Percent of
Name of Beneficial Owner                         Beneficial Ownership (1)         Class
------------------------                         ------------------------         -----
EXECUTIVE OFFICERS AND DIRECTORS

Jonathan Kahn (2)                                         2,010,388               20.53%
David Schargel (3)                                        1,666,921               17.02%
Darryl Lovato (4)                                         1,955,363               19.97%
Brad Peppard (5)                                             77,400                0.79%
Benna Lovato (6)                                          1,699,407               17.35%
Paul Goodman (7)                                             25,000                0.26%
                                                          -----------------------------
All directors and executive officers
As a group (6 persons)                                    7,434,479               75.92%

OTHER 5% STOCKHOLDERS

Marco Gonzalez                                              697,812                7.13
                                                          -----------------------------

All directors, excutive officers and 5%
stockholders as a group                                   8,132,291               83.04%


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

      (2) Includes 268,668 shares of Common Stock subject to options that are exercisable at December 31, 2001 and 6,950 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

      (3) Includes 25,132 shares of Common Stock subject to options that are exercisable at December 31, 2001.

      (4) Includes 274,080 shares of Common Stock subject to options that are exercisable at December 31, 2001 and 6,950 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

      (5) Includes 77,400 shares of Common Stock subject to options that are exercisable at December 31, 2001.

      (6) Includes 25,074 shares of Common Stock subject to options that are exercisable at December 31, 2001.

      (7) Includes 25,000 shares of Common Stock subject to options that are exercisable at December 31, 2001.

Item 12: Certain Relationships and Related Transactions

In 2001, Brad Peppard received options to purchase up to 20,000 shares of Common Stock with an exercise price of $0.63, in exchange for marketing work. These options were immediately vested.

PART IV

Item 13: Exhibits, Financial Statements, and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements

The following consolidated financial statements of Aladdin Systems Holdings, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon,


--------------------------------------------------------------------------------
are incorporated by reference in Part II, Item 7:

Report of Independent Certified Public Accountants
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report:

2.1 Agreement and Plan of Reorganization dated as of October 12, 1999 by and among FGT, Gary Ulmer, Aladdin Systems, Inc. and the shareholders of Aladdin Systems, Inc.*
3.1   Articles of Incorporation of the Registrant.*
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3   By-Laws of Registrant.*
4.1   Sample Stock Certificate of the Registrant.*

10.1 Letter Agreement, dated July 14, 1999 by and between Bay Tree Capital Associates, LLC and the Registrant.**
10.2 Employment Agreement dated October 25, 1999 by and between Mr. Jonathan Kahn and the Registrant. **
10.3 Employment Agreement dated October 25, 1999 by and between Mr. Darryl Lovato and the Registrant. **
10.4  Stock Option Plan of the Registrant. **
10.5 Form of Stock Option Agreement issued under the Stock Option Plan of the Registrant. **
21.1  Subsidiaries of Registrant
23.1  Consent of Grant Thornton LLP

Legend

* Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.

** Incorporated into this Report by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form 10 dated March 13, 2000.


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)

By /s/ Jonathan Kahn
  ------------------------------
  (Jonathan Kahn, President, Chief Executive Officer, and Director)

By /s/ Alexandra Gonzalez
  ------------------------------
  (Alexandra Gonzalez, Principal Accounting Officer, Secretary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

 Signature                             Title                            Date

 /s/ Jonathan Kahn         President, Chief Executive                  3/15/02
-------------------------  Officer and Director
  (Jonathan Kahn)

 /s/ Darryl Lovato         Chief Technology Officer and Director       3/15/02
-------------------------
  (Darryl Lovato)

/s/ Brad Peppard           Director                                    3/15/02
-------------------------
  (Brad Peppard)

/s/ David Schargel         Director                                    3/15/02
-------------------------
  (David Schargel)

/s/ Benna Lovato           Director                                    3/15/02
-------------------------
  (Benna Lovato)

/s/ Paul Goodman           Director                                    3/15/02
-------------------------
  (Paul Goodman)


--------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit Reference (*)
Number or Page #

2.1 Agreement and Plan of Reorganization dated as of October 12 1999 by and among FGT, Gary Ulmer, Aladdin Systems, Inc. and the shareholders of Aladdin Systems, Inc.*
3.1   Articles of Incorporation of the Registrant.*
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3   By-Laws of Registrant.*
4.1   Sample Stock Certificate of the Registrant.*
10.1 Letter Agreement, dated July 14, 1999 by and between Bay Tree Capital Associates, LLC and the Registrant. **
10.2 Employment Agreement dated October 25, 1999 by and between Mr. Jonathan Kahn and the Registrant. **
10.3 Employment Agreement dated October 25, 1999 by and between Mr. Darryl Lovato and the Registrant. **
10.4  Stock Option Plan of the Registrant. **
10.5 Form of Stock Option Agreement issued under the Stock Option Plan of the Registrant*.
21.1  Subsidiaries of Registrant
23.1  Consent of Grant Thornton LLP

Legend

* Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.

** Incorporated into this Report by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form 10 dated March 13, 2000.


--------------------------------------------------------------------------------
                                                                         Page 46