Form 10QSB
period 2002-03-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2002-05-15
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002

      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____ .

                         ALADDIN SYSTEMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        NEVADA                                                77-0571784
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

Number of shares outstanding of each of the registrant's classes of common stock as of May 8, 2002: Common Stock: 9,792,635

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                            Page

PART I

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of March 31, 2002                   3

   Condensed Consolidated Statements of Operations for the Three
      Months Ended March 31, 2002 and 2001                                     4

   Condensed Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 2002 and 2001                                    5

   Notes to Condensed Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Legal Proceedings                                                     11

PART II

Item 5. Other information                                                     12

Item 6. Exhibits and Reports on Form 8-K                                      12

Signatures                                                                    12

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                  ASSETS
Current Assets:
Cash and cash equivalents                                           $   156,015
Accounts receivable  (net of allowance of $55,036)                      547,737
Inventories                                                              40,018
Prepaid expenses and other current assets                               101,996
Income tax receivable                                                   222,233
                                                                    -----------
  Total current assets                                                1,067,999

Capitalized software, net                                               261,637
Property and equipment, net                                             318,995
                                                                    -----------

                                                                    $ 1,648,631
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                     81,921
Related party notes                                                     110,062
Accounts payable                                                        288,677
Accrued expenses and other liabilities                                  288,114
                                                                    -----------
  Total current liabilities                                             768,774

Long-term debt                                                           63,063

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares authorized;
  none issued and outstanding                                                --
Common stock, $.001 par value;  50,000,000 shares authorized;
  9,792,635 issued and outstanding                                        9,793
Paid-in capital                                                       1,581,751
Retained deficit                                                       (774,750)
                                                                    -----------
  Total stockholders' equity                                            816,794
                                                                    -----------

                                                                    $ 1,648,631
                                                                    ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                       2002             2001
                                                    -----------     -----------

Sales                                               $ 1,431,765     $ 2,249,231

Cost of sales                                           124,921         631,441
                                                    -----------     -----------

Gross profit                                          1,306,844       1,617,790

Operating Expenses:
Marketing, sales and support                            778,519       1,107,074
Research and development                                471,805         674,664
General and administrative                              269,669         349,001
                                                    -----------     -----------

Total operating expenses                              1,519,993       2,130,739

Loss from operations                                   (213,149)       (512,949)

Other Income (expense):
Interest expense                                         (7,206)         (9,474)
Other                                                       (51)          1,071
                                                    -----------     -----------

     Loss  before income taxes                         (220,406)       (521,352)

     Income tax benefit                                 (26,734)        (51,166)
                                                    -----------     -----------

Net Loss                                            $  (193,672)    $  (470,186)
                                                    ===========     ===========

Loss per share - basic and diluted                  $     (0.02)    $     (0.05)
                                                    ===========     ===========

Shares used in computing basic and diluted
loss per share                                        9,792,635       9,792,635
                                                    ===========     ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three months ended March 31,
                                                               2002          2001
                                                             ---------    ---------

Net cash provided by operating activities                    $  95,520    $ 219,412

Cash flows from investing activities:
  Proceeds from sale of property and equipment                     350           --
  Acquisition of property and equipment                         (6,421)      (3,027)
  Acquisition of software rights and capitalized software
  development costs                                             (4,000)     (68,227)
                                                             ---------    ---------
         Net cash used in investing activities                 (10,071)     (71,254)

Cash flows from financing activities:
  Repayment of bank borrowings                                     (19)          --
  Repayment of long- term debt                                 (26,388)    (213,402)
                                                             ---------    ---------
       Net cash used in financing activities                   (26,407)    (213,402)
                                                             ---------    ---------

      Net increase (decrease) in cash and cash equivalents      59,042      (65,244)

Cash and cash equivalents at beginning of period                96,973      265,890
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $ 156,015    $ 200,646
                                                             =========    =========

Cash paid during the period for:
       Interest                                              $   7,283    $   8,926
                                                             =========    =========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). A total of 2,811,987 shares issuable upon the exercise of outstanding stock options as of March 31, 2002 and 2,055,910 shares issuable upon the exercise of outstanding stock options as of March 31, 2001 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 366,872 shares as of March 31, 2002 and 213,416 shares as of March 31, 2001 were excluded from the diluted earnings per share calculation as the inclusion would be anti-dilutive.

Accounts receivable

The majority of the Company's accounts receivable are due from domestic and international distributors and from Digital River, the back end web site partner. Credit is extended based on evaluation of the customers' financial condition and collateral is not required. The Company maintains allowances for estimated product returns resulting from new version releases. Management regularly evaluates the allowance for returns account. Based on our historical write-off experience, we currently do not maintain an allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance for doubtful accounts would be required.

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

StuffIt Products
----------------
StuffIt Deluxe (Macintosh)
StuffIt for Windows
StuffIt for Linux
StuffIt for Solaris
DropStuff (Windows and Macintosh)
StuffIt Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Windows and Macintosh)
StuffIt Express (Windows and Macintosh)
StuffIt InstallerMaker (Macintosh)
StuffIt Engine SDK (Windows, Linux, Solaris, and Macintosh)
ShrinkWrap (Macintosh)

General Utilities and Palm Products
-----------------------------------
Spring Cleaning (Macintosh)
DragStrip (Windows and Macintosh)
iClean (Macintosh)
HotTme (Palm)
GoBar (Palm)

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for the three-month periods ended March 31, 2002 and March 31, 2001.

                                                   Three months ended March 31,
                                                    2002               2001
                                                    ----               ----

Sales                                                100%               100%
Cost of sales                                          9                 28
                                                    ----               ----
   Gross Profit                                       91                 72

Marketing, sales and support                          54                 49
Research and development                              33                 30
General and administrative                            19                 16
                                                    ----               ----
   Total operating expenses                          106                 95

Loss from operations                                 (15)               (23)

Other income (expense) net                             0                  0
                                                    ----               ----

Loss before income tax                               (15)               (23)
Income tax benefit                                    (1)                (2)
                                                    ----               ----
Net loss                                             (14%)              (21%)
                                                    ====               ====


Three Months Ended March 31, 2002 Compared With Three Months Ended March 31,
2001

Overall Revenue

Overall revenue decreased 36% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease was a result of the general economic slowdown that has led to lower consumer spending on computer hardware and computer software. Revenues from our top selling product, StuffIt Deluxe, were down approximately $500,000 from the comparable quarter in the prior year. We also spent approximately $68,000 more in rebate promotions in the quarter ended March 31, 2002 that lowered our net revenue.

Revenues From Sales Over Our Website

Sales of our products from our Website, www.aladdinsys.com, accounted for 47% of revenue in the three-month period ended March 31, 2002 as compared with 42% of revenues in the comparable period in 2001. Although the dollar value of online sales was $305,000 lower in the three-month period ended March 31, 2002 as compared to the same period ended March 31, 2001, the increase in percentage was due to lower sales to the retail channel.

Cost of Revenues and Gross Margin

Cost of revenues, as a percentage of net revenues decreased to 9% in the three-month period ended March 31, 2002 from 28% in the comparable period in 2001. Cost of revenues in the three-month period ended March 31, 2001 included additional amortization expenses of $200,000 for MacTicker, and write off for obsolete StuffIt Deluxe and MacTicker products. Cost of revenues also decreased in the three-month period ended March 31, 2002 due to lower production costs as a result of bringing some production in house.

Our cost of revenues is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.

Operating Expenses

Marketing, Sales & Support

Marketing, sales and support expenses were $778,519 in the three-month period ended March 31, 2002 as compared with $1,107,074 in the comparable quarter in 2001, a decrease of 30%. This decrease was a result of reduced spending on advertising, marketing consultants and public relation expenses as well as a decrease in payroll. In the three-month period ended March 31, 2002, we had 16 full-time marketing, sales and support employees as compared to 22 employees in the comparable quarter in 2001.

Research and Development

Research and development expenses were $471,805 or 33% of net revenue in the three-month period ended March 31, 2002 compared with $674,664 or 30% of net revenue in the comparable period in 2001. This decrease in expenses was a result of the reduction in staff as well as a reduction in external contracting fees. In the three-month period ended March 31, 2002, we had 17 full-time research and development employees as compared to 25 employees in the comparable quarter in 2001.

General and Administrative

General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $269,669 or 19% of net revenue in the quarter ended March 31, 2002 compared with $349,001 or 16% in the comparable period in 2001. This decrease in expenses was primarily due to the reduction in staff from 10 to 7 employees.

Provision for Income Taxes

We currently operate at a loss and expect to operate at a loss until revenues increase. As such, we have provided a valuation allowance against our deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund.

Liquidity and Capital Resources

During the three-month period ended March 31, 2002, net cash provided by operating activities was $95,520 compared with $219,412 provided by operating activities for the comparable period in 2001. The decrease in cash from operating activities is due primarily to decreased collections from customers due to the lower sales.

Net cash used in investing activities in the three months ended March 31, 2002 was $10,071, a decrease of $61,193 compared with $71,254 in the comparable period in 2001, reflecting a decrease in cash used for the acquisition of software rights.

Net cash used in financing activities in the three months ended March 31, 2002 was $26,407 as compared with $213,402 during the comparable period in 2001. The decrease in cash used in financing activities in 2002 was primarily due to the final payment for the acquisition of Spring Cleaning of $191,250 in January 2001. This was the final installment to purchase all rights to the product.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At March 31, 2002, the Company had cash and cash equivalents totaling $156,015.

Over the next 12 months, our fixed payment commitments include those for office rent, capital leases, and demand notes. We believe that cash generated from operations along with our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, fixed payment commitments and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. Our credit facility with Merrill Lynch was not renewed as of March 31, 2002. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Risks and Uncertainties

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries. Our operating results have been and continue to be adversely affected as a result of the recent unfavorable global economic conditions and reduced consumer spending in the high tech sector. If these economic conditions do not improve, or if we experience a continued weakening, we may experience material adverse impacts on our business. During the quarter, sales in the consumer retail channel were weak and for the foreseeable future, we expect them to continue to be weak. The economic downturn has also put financial pressure on our distribution and retail partners for software products worldwide. This could result in potential financial risk to Aladdin by affecting our ability to collect our receivables. This could also negatively impact our operating results and financial condition.

IDC (International Data Corporation) had predicted a year-over-year decline worldwide in PC shipments in the first quarter of 2002. And it was also reported that Ingram Micro and Tech Data, two of the largest PC distributors in the world, had backlogs for the high-end iMac, extending 18.6 weeks and 10.7 weeks, respectively, according to reports released March 4. In other words, independent dealers ordering new high-end iMacs may not get deliveries for 2.5 to 4.5 months, although the wait time is almost certainly exaggerated considering dealers often double and triple order. Since our business is directly affected by PC unit sales, we remain very cautious in our outlook. The company is looking into additional cost cutting measures and looking at ways to bring new and updated products into our channels of distribution.

Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow. For a discussion of other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Item 3: Legal Proceedings

In October 31, 2001, a former distribution partner, Merisel Americas, Inc., filed a suit against Aladdin in the Superior Court of California, Southwest Unlimited District, seeking to collect $66,103 for returned product and marketing services. Aladdin believes there is no outstanding balance due to Merisel since all payments due to Merisel were made for marketing services and returned product in 2000 before the termination of the distribution agreement. The Company has contested this claim and at this time cannot estimate the outcome.

PART II

Item 5.  Other Information

The Company has executed a non-binding agreement with Activeworlds Corp. ("Activeworlds") pursuant to which, if the transaction was consummated, the Company would merge into Activeworlds, which would survive the merger, and the Company's outstanding common stock immediately prior to the merger would, as a result of the merger, be exchanged into such amount of Activeworlds common stock representing, subject to certain adjustments, 60% of Activeworlds' outstanding common stock immediately after the merger.

Consummation of the merger is subject to numerous conditions, including the execution of a definitive merger agreement. There is no assurance that a definitive merger agreement providing for the merger and other transactions contemplated by the letter of intent will be executed or that the merger will occur, or that Activeworlds' common stock will not be delisted from trading on The Nasdaq SmallCap Market.

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

ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)


/s/ Jonathan Kahn                                                       5/14/02
------------------------------------
(Jonathan Kahn, Chief Executive Officer, President and Director)


/s/ Alexandra Gonzalez                                                  5/14/02

------------------------------------

(Chief Accounting Officer, Secretary)