Form 10QSB
period 2002-06-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2002-08-14
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to _______ .

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

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2002: Common Stock: 9,792,635

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents

                                                                            Page

PART I

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2002                  3

   Condensed Consolidated Statements of Operations for the Three
      Months Ended June 30, 2002 and 2001 and Six Months Ended
      June 30, 2002 and 2001                                                 4

   Condensed Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 2002 and 2001                                   5

   Notes to Condensed Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial                   6
         Condition and Results of Operations

Item 3.  Legal Proceedings                                                   13

PART II

Item 5.  Other information                                                   14
Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                             ASSETS
Current Assets:
Cash and cash equivalents                                           $   165,669
Accounts receivable  (net of allowance of $115,054)                     777,669
Inventories                                                              43,243
Prepaid expenses and other current assets                               113,514
Income tax receivable                                                   222,233
                                                                    -----------
  Total current assets                                                1,322,328

Capitalized software, net                                               275,352
Property and equipment, net                                             295,920
                                                                    -----------

                                                                    $ 1,893,600
                                                                    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                     67,699
Related party notes                                                     110,062
Accounts payable                                                        452,447
Accrued expenses and other liabilities                                  242,870
                                                                    -----------
  Total current liabilities                                             873,078

Long-term debt                                                           47,598

Stockholders' Equity:
Preferred stock, $.001 par value: 1,000,000 shares
  authorized; none issued and outstanding                                    --
Common stock, $.001 par value; 50,000,000 shares
  authorized; 9,792,635 issued and outstanding                            9,793
Paid-in capital                                                       1,599,751
Retained deficit                                                       (636,620)
                                                                    -----------
  Total stockholders' equity                                            972,924
                                                                    -----------

                                                                    $ 1,893,600
                                                                    ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                            2002           2001           2002           2001
                                            ----           ----           ----           ----
Sales                                   $ 1,672,869    $ 1,653,248    $ 3,104,634    $ 3,902,479

Cost of sales                               166,434        224,258        291,355        855,699
                                        --------------------------------------------------------

Gross profit                              1,506,435      1,428,990      2,813,279      3,046,780

Operating Expenses:
Marketing, sales and support                696,496        996,753      1,475,015      2,103,827
Research and development                    435,996        570,299        907,801      1,244,963
General and administrative                  229,443        274,479        499,112        623,480
                                        --------------------------------------------------------

Total operating expenses                  1,361,935      1,841,531      2,881,928      3,972,270

Income (loss) from operations               144,500       (412,541)       (68,649)      (925,490)

Other Income (expense):
Interest expense                             (6,408)        (8,658)       (13,614)       (18,132)
Other                                            38          9,614            (13)        10,685
                                        --------------------------------------------------------

    Income (loss) before income taxes       138,130       (411,585)       (82,276)      (932,937)

    Income tax expense (benefit)                 --             --        (26,734)       (51,166)
                                        --------------------------------------------------------

Net income (loss)                       $   138,130    ($  411,585)   ($   55,542)   ($  881,771)
                                        ========================================================


Earnings (loss) per share - basic and
diluted                                 $      0.01    ($     0.04)   ($     0.01)   ($     0.09)
                                        ========================================================

Shares used in computing basic and
diluted loss per share                    9,792,635      9,792,635      9,792,635      9,792,635
                                        ========================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Six months ended June 30,
                                                                2002         2001
                                                            ------------------------
Net cash provided by operating activities                    $ 188,521    $ 195,359

Cash flows from investing activities:
  Proceeds from sale of property and equipment                     350           --
  Acquisition of property and equipment                         (8,583)      (8,711)
  Acquisition of software rights and capitalized software
  development costs                                            (55,500)     (83,227)
                                                             ----------------------
         Net cash used in investing activities                 (63,733)     (91,938)

Cash flows from financing activities:
  Repayment of long- term debt                                 (56,092)    (280,508)
                                                             ----------------------
       Net cash used in financing activities                   (56,092)    (280,508)
                                                             ----------------------

      Net increase (decrease) in cash and cash equivalents      68,696     (177,087)

Cash and cash equivalents at beginning of period                96,973      265,891
                                                             ----------------------

Cash and cash equivalents at end of period                   $ 165,669    $  88,804
                                                             ======================

Cash paid during the period for:
      Interest                                               $  14,795    $  18,132
                                                             ======================

     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three months ended June 30, 2002, the Company had net income but the exercise and conversion price of all dilutive securities were greater than the average fair market value of our common stock and therefore had no dilutive effect.

For the six months ended June 30, 2002, a total of 2,802,979 shares issuable upon the exercise of outstanding stock options and for the six months ended June 30, 2001, a total of 2,523,806 shares issuable upon the exercise of outstanding stock options have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 289,636 shares as of June 30, 2002 and 166,760 shares as of June 30, 2001 were excluded from the diluted earnings per share calculation for the respective six-month periods as the inclusion would be anti-dilutive.

Accounts receivable

The majority of the Company's accounts receivable are due from domestic and international distributors and from Digital River, our back end Website partner. Credit is extended based on evaluation of the customers' financial condition and collateral is not required. The Company maintains allowances for estimated product returns resulting from new version releases. Management regularly evaluates the allowance for returns account. Based on our historical write-off experience, we currently do not maintain an allowance for doubtful accounts. Therefore, the allowance listed on the balance sheet is only for expected returns of software. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance for doubtful accounts would be required.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Aladdin is a leader in software and technology solutions to help individuals and enterprises facilitate the communication, exchange and organization of information across the Internet, networks and mixed computing environments. Under the StuffIt brand, Aladdin has established a leading proprietary data compression standard.

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

Products

Our products are divided into two different product groups, the StuffIt Product Line and General Utilities and Palm Products. All of the products below are sold through the retail software distribution channel or through our websites except for StuffIt InstallerMaker and StuffIt Engine that are licensed directly from Aladdin.

StuffIt Product Line

StuffIt Deluxe  (Windows and Macintosh)
StuffIt Standard Edition (Windows)
StuffIt for Linux
StuffIt for Solaris
DropStuff (Macintosh)
StuffIt Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Macintosh)
StuffIt Express (Windows and Macintosh)
StuffIt InstallerMaker (Macintosh)
StuffIt Engine SDK (Windows, Linux, Solaris, and Macintosh)
ShrinkWrap (Macintosh)

General Utilities and Palm Products

Spring Cleaning (Macintosh)
iClean (Windows and Macintosh)
Ten for X  (Macintosh)
DragStrip (Windows and Macintosh)
HotTime (Palm)
GoBar (Palm)

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for the three-month periods ended June 30, 2002 and June 30, 2001, and for the six-month periods ended June 30, 2002 and June 30, 2001.

                                              Three months         Six months
                                             ended June 30,      ended June 30,
                                             2002      2001      2002      2001
                                             ----      ----      ----      ----

Sales                                        100%      100%      100%      100%
Cost of sales                                 10        14         9        22
                                             ---------------------------------
   Gross Profit                               90        86        91        78

Marketing, sales and support                  42        60        48        54
Research and development                      26        34        29        32
General and administrative                    14        17        16        16
                                             ---------------------------------
   Total operating expenses                   81       111        93       102

Income (loss)  from operations                 9       (25)       (2)      (24)

Other income (expense) net                    (1)        0        (1)        0
                                             ---------------------------------

Income (loss) before income tax                8       (25)       (3)      (24)
Income tax expense (benefit)                   0         0        (1)       (1)
                                             ---------------------------------
Net income (loss)                              8%      (25%)      (2%)     (23%)
                                             =================================



Total Sales                       June 30, 2002     June 30, 2001      Change
                                  -------------     -------------      ------

Three months ended:
  Total sales                       $1,672,869        $1,653,248          1%

Six months ended:
  Total sales                       $3,104,634        $3,902,479        (20%)


While the total sales only increased 1% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, it decreased 20% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This decrease was a result of the slowdown in retail spending on computer hardware and computer software during the six months ended June 30, 2002. During that period, sales from our top selling product, StuffIt Deluxe, were down approximately $630,000 from the comparable period in the prior year.

Sales Over Our Website

Downloads of our products from our Websites, www.aladdinsys.com and www.stuffit.com, accounted for 49% of gross sales in the three-month period ended June 30, 2002 as compared with 50% of gross sales in the comparable period in 2001. However, during the three -month period ended June 30, 2002, royalty payments to third party developers were greater than those made during the comparable period in 2001. As a result, the downloads of our products from our Website, accounted for 41% of net sales in the three-month period ended June 30, 2002 as compared with 44% of net sales in the comparable period in 2001. In the six-month period ended June 30, 2002 and June 30, 2001, downloads of our products from our Websites accounted for 43% of net sales.

Cost of Sales                             June 30, 2002          June 30, 2001
                                          -------------          -------------

Three months ended:
  Total cost of sales                        $166,434               $224,258
  Percentage of net sales                          10%                    14%

Six months ended:
  Total cost of sales                        $291,355               $855,699
  Percentage of net sales                           9%                    22%

Cost of sales, as a percentage of net sales, decreased from 14% to 10% in the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. This decrease was due to lower production costs as a result of bringing most of the production in-house. We also changed our box designs on some products to eliminate extra production materials, which decreased the unit cost per box. Cost of sales, as a percentage of net sales, decreased from 22% to 9% in the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. Cost of sales in the six-month period ended June 30, 2001 included additional amortization expenses of $200,000 for MacTicker, and write-off for obsolete StuffIt Deluxe and MacTicker products.

Our cost of sales is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.

Operating Expenses

Marketing, sales and support         June 30, 2002    June 30, 2001    Change
                                     -------------    -------------    ------

Three months ended:
  Total expenses                         $696,496         $996,753      (30%)
  Percentage of net sales                      42%              60%

Six months ended:
  Total expenses                       $1,475,015       $2,103,827      (30%)
  Percentage of net sales                      48%              54%

Marketing, sales and support expenses decreased 30% in the three-month period and six-month period ended June 30, 2002 as compared with the same periods ended June 30, 2001. This decrease was a result of reduced spending on advertising, promotion and public relation expenses as well as a decrease in payroll. As of June 30, 2002, we had 14 full-time marketing, sales and support employees as compared to 21 employees at June 30, 2001.

Research and development             June 30, 2002    June 30, 2001     Change
                                     -------------    -------------     ------
Three months ended:
     Total expenses                      $435,996         $570,299       (24%)
     Percentage of net sales                   26%              34%

Six months ended:
     Total expenses                      $907,801       $1,244,963       (27%)
     Percentage of net sales                   29%              32%


Research and development expenses decreased 24% in the three-month period ended June 30, 2002 as compared with the three-month period ended June 30, 2001. Expenses decreased 27% in the six-month period ended June 30, 2002 as compared with the six-month period ended June 30, 2001. These decreases were the result of the reduction of 4 staff as well as a reduction in external contracting fees of approximately $16,000.


General and administrative           June 30, 2002    June 30, 2001     Change
                                     -------------    -------------     ------

Three months ended:
     Total expenses                      $229,443         $274,479       (16%)
     Percentage of net sales                   14%              17%

Six months ended:
     Total expenses                      $499,112         $623,480       (20%)
     Percentage of net sales                   16%              16%


General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services, and facilities expenses. These expenses decreased 16% in the three-month period ended June 30, 2002 as compared with the three-month period ended June 30, 2001. Expenses decreased 20% in the six-month period ended June 30, 2002 as compared with the six-month period ended June 30, 2001. Both decreases were primarily due to a reduction in staff. The additional decrease in the six-month period ended June 30, 2002 compared with the six-month period ended June 30, 2001 was the result of a reduction in investor relation expenses.

Provision for Income Taxes

The tax benefit of $26,734 for the six months ended June 30, 2002 represents additional amounts refundable to us as a result of tax law changes that occurred in early 2002. As of June 30, 2002, we had recorded a receivable in the amount of $222, 233 representing pending tax refund claims.

We have recorded a full valuation allowance on the deferred tax assets that pertain primarily to net operating loss carryforwards. The valuation allowance will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable from the utilization of these losses. While we have considered the future taxable income and the need for the valuation allowance, in the event the Company were to determine that it would be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be made in the period such determination was made.

Liquidity and Capital Resources

During the six-month period ended June 30, 2002, net cash provided by operating activities was $188,521 compared with $195,359 provided by operating activities for the comparable period in 2001. Despite the net losses reported in these periods, our operations generated cash primarily as a result of improved collections on our receivables, decreases in investments in inventory and extending our payment terms with our vendors.

Net cash used in investing activities in the six months ended June 30, 2002 was $63,733, a decrease of $28,205 compared with $91,938 in the comparable period in 2001, reflecting a decrease in cash used for the acquisition of software rights.

Net cash used in financing activities in the six months ended June 30, 2002 was $56,092 as compared with $280,508 during the comparable period in 2001. The cash used in financing activities in 2001 included the final payment on long-term debt for the acquisition of Spring Cleaning of $191,250. This was the final installment to purchase all rights to the product.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At June 30, 2002, the Company had cash and cash equivalents totaling $165,669.

Over the next 12 months, our fixed payment commitments include those for office rent and capital leases. We believe that cash generated from operations along with our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, fixed payment commitments and capital expenditures for the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Risks and Uncertainties

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries. Our operating results have been and continue to be adversely affected as a result of the recent unfavorable global economic conditions and reduced consumer spending in the high tech sector. These adverse economic conditions in the U.S., Europe and Japan, may continue in the short term, and they may continue to adversely affect our revenue and earnings. If these economic conditions do not improve, or if we experience a continued weakening of the economy or technology spending, we may experience material adverse impacts on our business.

Other Factors That May Affect Future Results of Operations

      o     delays in shipment of our major new versions of existing products

      o     lack of acceptance of new versions of existing products

      o     introduction of new products by major competitors

      o     weakness in demand for utility and internet software

      o     lack of growth in worldwide personal computer sales

      o     adoption of Mac OS X

      o     corporate reductions in IT spending

      o     prevalence and functionality of available free compression software

      o     industry transitions to new business and information delivery models

      o changes occurring in the global market conditions affecting our customers

For some of our products, we have adopted a strategy to increase our market share by selling our products at a lower price, and therefore we may receive significantly less revenue than we otherwise would receive. The strategy is designed to increase market penetration although this may lead to lower revenue growth in the short term. We believe that over time, this strategy will ultimately benefit the Company by increasing the number of users.

Sales through one particular distributor make up a significant portion of the total revenue. Any adverse changes in our distribution agreement could negatively affect our business. One of our goals is to increase our direct distribution of our products to end users through our online store located on our Websites, www.aladdinsys.com and www.stuffit.com.

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

Item 3: Legal Proceedings

On October 31, 2001, a former distribution partner, Merisel Americas, Inc., filed a suit against Aladdin in the Superior Court of California, Southwest Unlimited District, seeking to collect $66,103 for returned product and marketing services. On June 27, 2002, Aladdin and Merisel signed a mutual release agreement where all disputes and claims were resolved. Aladdin agreed to pay $19,000 in four monthly installments beginning July 3, 2002.

PART II

ITEM 5. OTHER INFORMATION

On June 27, 2002, the Company executed a non-binding agreement with Erevu, Inc. pursuant to which, if the transaction was consummated, the Company would acquire Erevu. Erevu is a development stage company currently working on innovative technology to solve client business problems.

On May 6, 2002, the Company announced that it had executed a non-binding letter of intent to merge with Activeworlds, Inc. On July 25, 2002, the Company announced the termination of this letter of intent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

                None

       (b)   Reports on Form 8-K

                None

CERTIFICATION

I, Jonathan Kahn, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Aladdin Systems Holdings, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly represents in all material respects the financial condition and results of operations of Aladdin Systems Holdings, Inc.


/s/ Jonathan Kahn
-----------------------------------------
(Jonathan Kahn, Chief Executive Officer)

I, Alexandra Gonzalez, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Aladdin Systems Holdings, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly represents in all material respects the financial condition and results of operations of Aladdin Systems Holdings, Inc.


/s/ Alexandra Gonzalez
-----------------------------------------
(Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)


/s/ Jonathan Kahn                                                       8/14/02
-----------------------------------------
(Jonathan Kahn, Chief Executive Officer,
President and Director)


/s/ Alexandra Gonzalez                                                  8/14/02
-----------------------------------------
(Chief Financial Officer, Secretary)