Form 10QSB
period 2002-09-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2002-11-13
CIK 1098875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                       ACT
           OF 1934.  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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


                             (cover page continued)

NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF OCTOBER 21, 2002: COMMON STOCK: 9,792,635

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                        Page


PART I

Item 1.     Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2002          3

   Condensed Consolidated Statements of Operations for the Three
      Months Ended September 30, 2002 and 2001 and Nine Months Ended
      September 30, 2002 and 2001                                         4

   Condensed Consolidated Statements of Cash Flows for the Nine
       Months Ended September 30, 2002 and 2001                           5

   Notes to Condensed Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial                6
         Condition and Results of Operations

Item 3.  Legal Proceedings                                               12

Item 4.  Procedures and Controls                                         12

PART II

Item 5.  Other information                                               13

Item 6.  Exhibits and Reports on Form 8-K                                13

Signatures                                                               14

Certifications                                                           15

PART 1

ITEM 1: FINANCIAL STATEMENTS

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS


Current Assets:
Cash and cash equivalents                                         $  553,205
Accounts receivable  (net of allowance of $87,490)                   874,938
Inventories                                                           36,525
Prepaid expenses and other current assets                            119,971
                                                                  -----------
  Total current assets                                             1,584,639

Capitalized software, net                                            240,681
Property and equipment, net                                          274,473
                                                                  -----------

                                                                  $2,099,793
                                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                  62,168
Related party notes                                                  110,062
Accounts payable                                                     291,804
Accrued expenses and other liabilities                               295,046
                                                                  -----------
  Total current liabilities                                          759,080

Long-term debt                                                        31,626

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares authorized;
  none issued and outstanding                                              -
Common stock, $.001 par value;  50,000,000 shares authorized;
  9,792,635 issued and outstanding                                     9,793
Paid-in capital                                                    1,599,751
Retained deficit                                                    (300,457)
                                                                  -----------
  Total stockholders' equity                                       1,309,087
                                                                  -----------

                                                                  $2,099,793
                                                                  ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three  Months             Nine  Months
                                            Ended September 30,       Ended September 30,
                                           2002         2001         2002          2001
                                        -----------  -----------  -----------  -------------
Sales                                   $1,943,060   $1,569,108   $5,047,694   $  5,471,587

Cost of sales                              200,262      259,146      491,617      1,114,845
                                        -----------  -----------  -----------  -------------

Gross profit                             1,742,798    1,309,962    4,556,077      4,356,742

Operating Expenses:
Marketing, sales and support               722,087      891,218    2,197,101      2,995,045
Research and development                   463,460      534,539    1,371,261      1,779,502
General and administrative                 218,105      258,874      717,217        882,354
                                        -----------  -----------  -----------  -------------

Total operating expenses                 1,403,652    1,684,631    4,285,579      5,656,901

Income (loss) from operations              339,146     (374,669)     270,498     (1,300,159)

Other Income (expense):
Interest expense                            (5,799)      (8,542)     (19,413)       (26,674)
Other                                        2,816       (3,891)       2,802          6,794
                                        -----------  -----------  -----------  -------------


    Income (loss) before income taxes      336,163     (387,102)     253,887     (1,320,039)

    Income tax expense (benefit)                 -            -      (26,734)       (51,166)
                                        -----------  -----------  -----------  -------------

Net income (loss)                       $  336,163    ($387,102)  $  280,621    ($1,268,873)
                                        ===========  ===========  ===========  =============
Earnings (loss) per share - basic
and diluted                             $     0.03       ($0.04)  $     0.03         ($0.13)
                                        ===========  ===========  ===========  =============

Shares used in computing basic
and diluted loss per share               9,792,635    9,792,635    9,792,635      9,792,635
                                        ===========  ===========  ===========  =============


     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine months ended September 30,
                                                              2002        2001
                                                            ---------  ----------
Net cash provided by operating activities                   $597,562   $ 116,485

Cash flows from investing activities:
  Proceeds from sale of property and equipment                   350       3,000
  Acquisition of property and equipment                       (8,583)     (8,711)
  Acquisition of software rights and capitalized software
 development costs                                           (55,500)   (101,227)
                                                            ---------  ----------
         Net cash used in investing activities               (63,733)   (106,938)

Cash flows from financing activities:
  Repayment of long- term debt                               (77,597)   (206,511)
                                                            ---------  ----------
       Net cash used in financing activities                 (77,597)   (206,511)
                                                            ---------  ----------

      Net increase (decrease) in cash and cash equivalents   456,232    (196,964)

Cash and cash equivalents at beginning of period              96,973     265,891
                                                            ---------  ----------

Cash and cash equivalents at end of period                  $553,205   $  68,927
                                                            =========  ==========
Cash paid during the period for:
       Interest                                             $ 19,517   $  26,698
                                                            =========  ==========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.


EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three months ended September 30, 2002, the Company had net income but the exercise and conversion price of all dilutive securities were greater than the average fair market value of our common stock and therefore had no dilutive effect.

For the nine months ended September 30, 2002, a total of 2,795,265 shares issuable upon the exercise of outstanding stock options and for the nine months ended September 30, 2001, a total of 2,462,728 shares issuable upon the exercise of outstanding stock options have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 393,077 shares as of September 30, 2002 and 314,462 shares as of September 30, 2001 were excluded from the diluted earnings per share calculation for the respective nine-month periods as the inclusion would be anti-dilutive.


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

StuffIt Product Line
--------------------
StuffIt Deluxe  (Windows and Macintosh)
StuffIt Standard Edition (Windows)
StuffIt for Linux
StuffIt for Solaris
DropStuff (Macintosh)
StuffIt Expander (Windows, Macintosh and Linux)
StuffIt Lite (Macintosh)
DropZip (Macintosh)
StuffIt Express (Windows and Macintosh)
StuffIt InstallerMaker (Macintosh)
StuffIt Engine SDK (Windows, Linux, Solaris, and Macintosh)
ShrinkWrap (Macintosh)


General Utilities and Palm Products
-----------------------------------
Spring Cleaning (Macintosh)
iClean (Windows and Macintosh)
Ten for X  (Macintosh)
DragStrip (Windows and Macintosh)
HotTime (Palm)
GoBar (Palm)

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for the three-month periods ended September 30, 2002 and September 30, 2001, and for the nine-month periods ended September 30, 2002 and September 30, 2001.





                              Three months      Nine months
                             ended September  ended September
                                    30,           30,

                                2002   2001   2002   2001
                                -----  -----  -----  -----
Sales                            100%   100%   100%   100%
Cost of sales                     10     17     10     20
                                -----  -----  -----  -----
   Gross Profit                   90     83     90     80

Marketing, sales and support      37     57     44     55
Research and development          24     34     27     33
General and administrative        11     16     14     16
                                -----  -----  -----  -----
   Total operating expenses       72    107     85    104

Income (loss) from operations     17    (24)     5    (24)

Other income (expense) net         0     (1)     0      0
                                -----  -----  -----  -----

Income (loss) before income
 tax                              17    (25)     5    (24)
Income tax expense (benefit)       0      0     (1)    (1)
                                -----  -----  -----  -----
Net income (loss)                 17%  (25%)     6%  (23%)
                                =====  =====  =====  =====


TOTAL SALES            September 30, 2002     September 30, 2001     Change
                      ------------------     ------------------       ------

Three months ended:
       Total sales         $1,943,060              $1,569,108          24%

Nine months ended:
       Total sales         $5,047,694              $5,471,587          (8%)


Total sales increased 24% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The September 2002 release of StuffIt Deluxe generated $200,000 more in sales than the September 2001 release. The release of two new products, Ten for X and iClean for Windows also contributed to the increase in sales. Total sales decreased 8% for the nine months ended September 30, 2002 compared to the nine months ended September 30,
2001.   This decrease was a result of the slowdown in retail spending on computer hardware and computer software during the first three months of 2002. During that period, sales from our top selling product, StuffIt Deluxe, were down approximately $530,000 from the comparable period in the prior year.

Sales Over Our Website

Sales of our products from our Websites, www.aladdinsys.com and www.stuffit.com,
                                         ------------------     ---------------
accounted for 56% of net sales in the three-month period ended September 30, 2002 as compared with 47% of net sales in the comparable period in 2001. In the nine-month period ended September 30, 2002 and September 30, 2001, sales of our products from our Websites accounted for 48% and 44%, respectively, of net sales.


           COST OF SALES     September 30, 2002     September 30, 2001
                             ------------------     ------------------

Three months ended:
       Total cost of sales            $200,262         $259,146
        Percentage of net sales             10%             17%

Nine months ended:
       Total cost of sales            $491,617       $1,114,845
       Percentage of net sales              10%             20%


Cost of sales, as a percentage of net sales, decreased from 17% to 10% in the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. This decrease was due to lower production costs as a result of bringing most of the production in-house, combined with changes in our
box designs that reduced the unit cost per box.   Cost of sales in the
three-month period ended September 30, 2001 also included $35,000 of additional amortization of capitalized GoBar software costs. Cost of sales, as a percentage of net sales, decreased from 20% to 10% in the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001. Cost of sales in the nine-month period ended September 30, 2001 included additional amortization expenses of $200,000 for MacTicker software costs, and write-off for obsolete StuffIt Deluxe and MacTicker products.

Our cost of sales is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.


OPERATING EXPENSES


MARKETING, SALES AND SUPPORT   September 30, 2002    September 30, 2001   Change
                              --------------------  --------------------  -------

Three months ended:
     Total expenses           $           722,087   $           891,218     (19%)
     Percentage of net sales                   37%                   57%

Nine months ended:
     Total expenses           $         2,197,101             2,995,045     (27%)
     Percentage of net sales                   44%                   55%


Marketing, sales and support expenses decreased 19% in the three-month period ended September 30, 2002 as compared with the three-month period ended September 30, 2001. Expenses decreased 27% in the nine-month period ended September 30,
2002 as compared with the nine-month period ended September 30, 2001.   Both
decreases were a result of reduced spending on advertising, localization, tradeshows and market research expenses as well as a decrease in payroll due to salary reductions in 2002.

RESEARCH AND DEVELOPMENT       September 30, 2002    September 30, 2001   Change
                              --------------------  --------------------  -------

Three months ended:
     Total expenses           $           463,460   $           534,539     (13%)
     Percentage of net sales                   24%                   34%

Nine months ended:
     Total expenses           $         1,371,261   $         1,779,502     (23%)
     Percentage of net sales                   27%                   33%


Research and development expenses decreased 13% in the three-month period ended September 30, 2002 as compared with the three-month period ended September 30, 2001. Expenses decreased 23% in the nine-month period ended September 30, 2002
as compared with the nine-month period ended September 30, 2001.   These
decreases were the result of the reduction of payroll due to salary reductions in 2002.


GENERAL AND ADMINISTRATIVE     September 30, 2002    September 30, 2001   Change
                              --------------------  --------------------  -------

Three months ended:
     Total expenses           $           218,105   $           258,874     (16%)
     Percentage of net sales                   11%                   16%

Nine months ended:
     Total expenses           $           717,217   $           882,354     (19%)
     Percentage of net sales                   14%                   16%



General and administrative expenses are composed principally of salaries of administrative personnel and fees for professional services. These expenses decreased 16% in the three-month period ended September 30, 2002 as compared with the three-month period ended September 30, 2001. Expenses decreased 19% in the nine-month period ended September 30, 2002 as compared with the nine-month period ended September 30, 2001. Both decreases were due to a reduction in professional services and a reduction in payroll due to salary reductions in 2002.


PROVISION FOR INCOME TAXES

The tax benefit of $26,734 for the nine months ended September 30, 2002 represents additional amounts refundable to us as a result of tax law changes that occurred in early 2002.

Although we have earned a profit for the first nine months of 2002, we have recorded a full valuation allowance on our deferred tax assets that are primarily attributable to net operating loss carryforwards. As of September 30, 2002, we have net operating carryforwards of approximately $700,000 available to offset future taxable income. Our decision to provide a full valuation allowance is due to uncertainty regarding our ability to realize the benefits of these loss carryforwards due to the continued softness in the computer software and retail markets and from the changes in California tax law placing a moratorium on the use of net operating loss carryforwards for 2002 and 2003. In the event the Company were to determine that it would be able to realize all or part of its deferred tax assets in the future, a reduction in the valuation allowance would be made in the period such determination was made.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended September 30, 2002, net cash provided by operating activities was
$597,562 compared with $116,485 provided by operating activities for the
comparable period in 2001.   This increase is mostly due to the income recorded
in the nine months ended September 30, 2002.

Net cash used in investing activities in the nine months ended September 30, 2002 was $63,733 compared with $106,938 used in investing activities in the comparable period in 2001, reflecting a decrease in cash used for the acquisition of software rights.

Net cash used in financing activities for the nine months ended September 30, 2002 was $77,597 as compared with $206,511 during the comparable period in 2001. The cash used in financing activities in 2001 included the final payment on long-term debt for the acquisition of Spring Cleaning of $191,250. This was the final installment to purchase all rights to the product.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services and brand promotions and other factors. At September 30, 2002, the Company had cash and cash equivalents totaling $553,205.

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

Other Factors That May Affect Future Results of Operations

-     delays in shipment of our major new versions of existing products
-     lack of acceptance of new versions of existing products
-     introduction of new products by major competitors
-     weakness in demand for utility and internet software
-     lack of growth in worldwide personal computer sales
-     corporate reductions in IT spending
- integration of features and functions of Aladdin products into Windows and Mac OS X
-     prevalence and functionality of available free compression software
-     industry transitions to new business and information delivery models
-     changes occurring in the global market conditions affecting our customers
-     issues associated with the integration of acquisitions

For some of our products, we have adopted a strategy to increase our market share by selling our products at a lower price, and therefore we may receive
significantly less revenue than we otherwise would receive.   The strategy is
designed to increase market penetration although this may lead to lower revenue growth in the short term. We believe that over time, this strategy will ultimately benefit the Company by increasing the number of users of our products.

Sales through one particular distributor make up a significant portion of the
total revenue.   Any adverse changes in our distribution agreement could
negatively affect our business. One of our goals is to increase our direct distribution of our products to end users through our online store located on our Websites, www.aladdinsys.com and www.stuffit.com.
              ------------------     ---------------

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

ITEM 3: LEGAL PROCEEDINGS

On October 31, 2001, a former distribution partner, Merisel Americas, Inc., filed a suit against Aladdin in the Superior Court of California, Southwest Unlimited District, seeking to collect $66,103 for returned product and marketing services. On June 27, 2002, Aladdin and Merisel signed a mutual
release agreement where all disputes and claims were resolved.   Aladdin agreed
to pay $19,000 in four monthly installments beginning July 3, 2002.   As of
October 1, 2002, there is no balance due to Merisel.


ITEM 4: PROCEDURES AND CONTROLS

Within the past 90 days we carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART II

ITEM 5.  OTHER INFORMATION

On October 17, 2002, Aladdin entered into an agreement and plan of merger (the "Erevu Agreement") with Erevu Incorporated ("Erevu"), a Delaware corporation. Pursuant to the Erevu Agreement, Erevu merged into a newly-formed subsidiary of Aladdin and became a wholly owned subsidiary of Aladdin. As part of the merger, Erevu was renamed "Aladdin Enterprise Solutions, Inc." ("AES"). Erevu develops and deploys software-based management solutions for distributed networked computers and addresses the need to control and simplify the corporate computing environment, such that it becomes secure, manageable and robust while reducing network and administrative cost. Pursuant to the Erevu Agreement, Aladdin will irrevocably issue 2,000,000 new shares of Aladdin common stock to the Erevu shareholders as an advance against a total merger consideration which is to be calculated based upon the revenues of the subsidiary over the 28 month period after the closing.

Pursuant to the Erevu Agreement, the total merger consideration is to be calculated as follows: An amount equal to 40% of the revenue or cash equivalents recognized by Aladdin from sales or licensing by the AES subsidiary during the twelve month period following the closing, payable in newly issued shares of Aladdin common stock based on a price of $0.25 per share; plus, an amount equal to 60% of the revenue or cash equivalents recognized by Aladdin from sales or licensing by the AES subsidiary during the next 16 month period, payable in newly issued shares of Aladdin common stock based upon the 20 trading day average price of Aladdin's common stock prior to the close of the first 12 month period.

Pursuant to the Erevu Agreement, Aladdin has agreed to conduct a 3-for-1 reverse split of its common stock within 30 days of the closing.

On October 19, 2002, Aladdin entered into an agreement to acquire from Vcommunications, Inc., three Windows software products, ZipMagic, Easy Uninstall and Internet Cleanup for a total of $800,000, payable as follows: $155,000 was paid upon closing the deal with eight quarterly installments due and payable within twenty-eight days of the end of each calendar quarter, with the first installment due on or before January, 28, 2003 for the quarter ending December 31, 2002 and the last installment due on or before October 28, 2004 for the quarter ending September 30, 2004. Such quarterly payments shall each be the greater of a royalty payment, equal to 30% of the net cash receipts received during the quarter by Aladdin from the acquired products, or a minimum cumulative payment as follows:

     Quarter ending               Minimum cumulative payment
     --------------               --------------------------
          12/31/02                    $230,000
           3/31/03                    $310,000
           6/30/03                    $390,000
           9/30/03                    $470,000
          12/31/03                    $550,000
           3/31/04                    $630,000
           6/30/04                    $710,000
           9/30/04                    $800,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.
             --------
Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 as well  as  Section  302  of  the  Sarbanes-Oxley  Act  of  2002

Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 as well as Section 302 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

             None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)


/s/ Jonathan Kahn                                      11/13/02
---------------------------------
(Jonathan Kahn, Chief Executive Officer,
President and Director)


/s/ Alexandra Gonzalez                                 11/13/02
----------------------------------
(Chief Financial Officer, Secretary)

                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                                      UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Jonathan Kahn, Chief Executive Officer of Aladdin Systems Holdings, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aladdin Systems Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
                                   /s/ Jonathan  Kahn
                                   ___________________________________
                                   Jonathan  Kahn
                                   Chief  Executive  Officer

                    CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
                                      UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Alexandra Gonzalez, Chief Financial Officer of Aladdin Systems Holdings, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aladdin Systems Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002
                                   /s/  Alexandra  Gonzalez
                                   ________________________________
                                   Alexandra  Gonzalez
                                   Chief  Financial  Officer

                                INDEX TO EXHIBITS



 EXHIBIT NO                          DESCRIPTION OF EXHIBIT
                                     ----------------------


  99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


  99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                    Exhibit 99.1
ALADDIN SYSTEMS HOLDINGS, INC.

Quarterly Report on Form 10-QSB
for the Quarter ended September 30, 2002


                                  CERTIFICATION

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, who is the Chief Executive Officer of Aladdin Systems Holdings, Inc. (the "Company"), hereby certifies that (i) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed by the Company with the Securities and Exchange Commission (the "Quarterly Report"), to which this Certification is an Exhibit, fully complies with the applicable requirements of Section 13(a) and 15(d) of the Exchange Act; and (ii) the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 13, 2002             /s/ Jonathan Kahn
                                   __________________________
                                         Jonathan Kahn
                                    Chief Executive Officer

                                                                    Exhibit 99.2

ALADDIN SYSTEMS HOLDINGS, INC.

Quarterly Report on Form 10-QSB
for the Quarter ended September 30, 2002

                                  CERTIFICATION

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, who is the Chief Financial Officer of Aladdin Systems Holdings, Inc. (the "Company"), hereby certifies that (i) the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed by the Company with the Securities and Exchange Commission (the "Quarterly Report"), to which this Certification is an Exhibit, fully complies with the applicable requirements of Section 13(a) and 15(d) of the Exchange Act; and (ii) the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 13, 2002

                                         /s/ Alexandra Gonzalez
                                         __________________________
                                             Alexandra Gonzalez
                                           Chief Financial Officer