Form 10KSB
period 2002-12-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2003-03-19
CIK 1098875

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

         YES  |X|                   NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $7,457,245

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 17, 2003:

$944,479

Number of shares outstanding of each of the registrant's classes of common stock as of March 17, 2003:

Common Stock: 12,230,272

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                         ALADDIN SYSTEMS HOLDINGS, INC.
                         2002 FORM 10-KSB ANNUAL REPORT
                                Table of Contents

Trademarks/Definitions                                                        2

PART I
Item 1.  Business                                                             3
Item 2.  Properties                                                          13
Item 3.  Legal Proceedings                                                   13
Item 4.  Submission of Matters to a Vote of Security Holders                 13

PART II
Item 5.  Market for the Registrant's Common Equity and Related
     Stockholder Matters                                                     13
Item 6.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     14
Item 7.  Financial Statements                                                21
Item 8.  Controls and Procedures                                             38
Item 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     38

PART III
Item 10.  Directors and Executive Officers of the Registrant                 38
Item 11.  Executive Compensation                                             40
Item 12.  Security Ownership of Certain Beneficial Owners and Management     42
Item 13.  Certain Relationships and Related Transactions                     44

PART IV
Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K Signatures 44


TRADEMARKS/DEFINITIONS

         "Aladdin", "Aladdin Systems", "Aladdin Enterprise Solutions", "StuffIt", "StuffIt Deluxe", "DropStuff", "Secure Delete", "DropZip", "StuffIt Expander", "Expander", "StuffIt Express", "InstallerMaker", "StuffIt InstallerMaker", "ShrinkWrap", "Flashback", "Ten for X", "NMX" and "iClean" are trademarks, registered trademarks or service marks of Aladdin Systems, Inc. and Aladdin Systems Holdings, Inc. "Spring Cleaning", "Internet Cleanup", Easy Uninstall" and "ZipMagic" are registered trademarks of Aladdin Systems, Inc. All other trademarks, service marks or tradenames referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "Holdings" refer to the consolidated operations of Aladdin Systems Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Aladdin Systems, Inc. (or "Aladdin Systems"), and Aladdin Enterprise Solutions, Inc.,

(or "Aladdin Enterprise"), both Delaware corporations, (b) "you" refers to the readers of this Form 10-KSB, (c) the "Web" refers to the World Wide Web, and (d) the "sites" refer to our Web sites, www.aladdinsys.com, www.stuffIt.com and
                                    ------------------  ---------------
www.aladdinenterprise.com.
-------------------------



PART I

Item 1: Business


General

         Aladdin Systems Holdings, Inc., ("Holdings" or the "Company") is a technology holding company located in Watsonville, California. Through its two wholly-owned subsidiaries, Aladdin Systems, Inc. ("Aladdin Systems") and Aladdin Enterprise Solutions, Inc. ("Aladdin Enterprise"), the Company focuses on providing software products that align people, business and technology, and serves the consumers, small business and enterprise markets.


Business Overview

         Our business is divided into two distinct operating subsidiaries, which focus their attention on different product lines and different markets:

         Aladdin Systems - Aladdin Systems, formed in 1989, develops and publishes software primarily for the Macintosh and Windows markets.

         Aladdin Enterprise - In October 2002, we acquired Erevu Incorporated, a development stage company that focuses on the enterprise marketplace. Upon completion of the acquisition, Erevu was renamed Aladdin Enterprise Solutions. Aladdin Enterprise addresses the needs of the distributed computing environment, making it more manageable, robust, efficient and secure. Enterprise's autonomic computing suite offers a unique business-adapting platform governed by simple-language policy management tools. This virtual computing framework intelligently controls the disparate systems and costs in a distributed network improving the overall return-on-investment, lowering the total-cost-ownership while increasing productivity.


Aladdin Systems

Aladdin Systems has organized its software product lines into three groups:

o        Compression and Information Access
o        Security and Internet
o        Software Compilations

Compression and Information Access
----------------------------------

         Aladdin Systems is a world leader in data compression software under our StuffIt brand. StuffIt software products help millions of individuals, small businesses, enterprises, government, and educational customers solve fundamental problems that they all share:

o Sending information in a way that is fast, safe and secure over the Internet or any network
o        Accessing information received
o        Archiving information
o        Maximizing storage capacity and bandwidth

         StuffIt's basic function is to allow computer users to compress files, directories, hard drives or other media for accelerated transmission over computer networks, the Internet, as well as for archival purposes. Because files encoded in a compressed format are smaller than ordinary files, they can be transmitted faster than non-compressed files over computer networks and the Internet.

         StuffIt has been adopted as a worldwide compression standard for the Macintosh platform and is distributed by Apple Computer and America Online. StuffIt products have been shipped to over 17 million users worldwide over the last three years, including approximately 13 million copies distributed by Apple Computer shipped pre-loaded on Apple Computer's products.

         In 2002, Aladdin Systems extended its role as a leader and innovator in the compression marketplace with the introduction of the StuffIt X (.sitx) compression format. This new format, based upon our proprietary Atom data compression technology, has improved compression rates (up to 30% over earlier versions of StuffIt (.sit) and Zip (.zip) formats). With built in error protection and encryption (up to 512- bit encryption), the StuffIt X format is one of the most modern commercially available compression formats.

         In addition, Aladdin Systems extended the compression capacity of the industry standard Zip (.zip) format by an additional three to five percent in 2002. We believe this makes our fully compatible and improved implementation of StuffIt, the most efficient Zip compressor on the market today.


StuffIt Product Line
--------------------

         StuffIt Deluxe (Windows and Macintosh) - StuffIt Deluxe is our full-featured product, offering a complete compression and expansion solution to users. StuffIt Deluxe is available for the Windows and Macintosh operating systems and is sold commercially through our worldwide network of distributors, resellers, catalogs, Internet retailers, and through our websites. StuffIt

Deluxe is also available in localized French, German, and Japanese versions.

         StuffIt Standard Edition (Windows and Macintosh) - StuffIt Standard Edition is our basic or entry level product that provides basic compression and decompression functionality. Standard Edition includes StuffIt Expander and creates StuffIt and Zip files and is available for Microsoft Corporation's Windows OS, Apple Computer, Inc.'s Mac OS, Sun Microsystems' Solaris OS and Linux.

         StuffIt Expander (Windows and Macintosh) - StuffIt Expander is a free expansion software product that decompresses and decodes the major compression and encoding protocols such as StuffIt (.sit, sitx), Zip (.zip),Binhex, Base64
(MIME), TAR, gzip, plus others. Expander is distributed free of charge as a way to encourage the wide distribution of files in StuffIt format and to seed the market for our commercial products. Despite being distributed free of charge, StuffIt Expander is protected by copyright law and its use is subject to a license agreement.

         StuffIt Express (Windows and Macintosh) - StuffIt Express is designed to allow user to create custom applications that can automate virtually any file transfer tasks. StuffIt Express is available in the following versions:

         * StuffIt Express Personal Edition that is distributed with StuffIt Deluxe
         * StuffIt Express (Windows only) standard version
         * Stuffit Express Enterprise Edition (Windows and Macintosh) designed for the corporate marketplace

         StuffIt InstallerMaker (Macintosh) - StuffIt InstallerMaker was first published in 1991 and allows software developers to create custom installers for the distribution of their products. The software is licensed directly to developers. InstallerMaker's current licensees include Apple Computer, Lexmark, The Learning Company and Real Networks.

         StuffIt Engine SDK (Windows, Linux, Solaris and Macintosh) - StuffIt Engine SDK is licensed directly to software developers who wish to incorporate Aladdin's compression technology into their software. Companies that have licensed the StuffIt Engine are America Online and DataViz.


Security and Internet Product Line
----------------------------------

         Spring Cleaning (Macintosh) - Spring Cleaning is a software "uninstaller" product that removes unwanted and unused software and their related files from a user's computer. In November 2000, Aladdin entered into a bundling agreement for Spring Cleaning with Symantec Corporation to distribute the product with Norton SystemsWorks for the Macintosh.

         Easy UnInstall (Windows) - Easy Uninstall is a software "uninstaller" product that removes unwanted applications from a user's Windows-based computer.

         Internet Cleanup (Windows) - Internet Cleanup is an Internet cleanup and privacy product, which allows a user to remove specific unwanted or unneeded files gathered by a Web browser every time you surf the Internet. Internet Cleanup 3.0 also blocks pop-up and banner ads, and detects and removes Spyware. Removing these files recovers disk space and helps ensure online privacy.

         iClean ( Windows and Macintosh) - iClean allows a user to remove specific unwanted or unneeded files gathered by your Web browser every time you surf the Internet. Removing these files recovers disk space and helps ensure online privacy. iClean (Macintosh) is included in our Spring Cleaning product but is also sold as a separate product. In November 2000, Aladdin entered into a bundling agreement for the Macintosh product with Symantec Corporation to distribute the product with Norton Internet Security. iClean is targeted at the OEM marketplace.

         DragStrip (Windows and Macintosh) - DragStrip allows users to launch, find, organize and access applications and documents quickly and efficiently.

Software Compilations
---------------------

         In July 2002, Aladdin Systems released its first software offering under its new "Ten for X" brand. The Ten for X line was developed to take advantage of the lack in functionality in many areas of the new Mac OS X operating system and the many good software products that are being created by developers who do not have access, ability, desire, or the organization to expand their software offering beyond the shareware model. Ten for X allows these developers to reach a wider audience. In January 2003, Ten for X Utilities, was a Macworld Magazine Eddy Award finalist.

         Ten for X: Utilities Volume 1 is a collection of 11 Mac OS X utility software products. The software is sold at CompUSA and Apple Computer's stores, as well as on the Aladdin Systems' web sites.

         Ten for X: Games Volume 1 was introduced at the Macworld 2003 San Francisco trade show. The package is a collection of 13 games for Mac OS X, including the very popular Bugdom 2.


Resale of Third Party Products

          In addition to publishing our own products, we utilize our web sites, resources and customer list to act as a reseller of software products published by other software companies. Historically, we resold limited numbers of third-party products through "bundling" offers with our products that were distributed via direct mail. In the last two years, we have been focusing on offering third party products for sale via our web sites, primarily through a download model, where the customer receives the product downloaded directly to their computer after credit card information is entered and verified. Our resale agreements run for a period of up to one year and all are non-exclusive. We receive a percentage of the net sales ranging from 3% to 70%.


Aladdin Enterprise Solutions

         NMX ActionPoint(TM) is Aladdin Enterprise's first product offering. The NMX ActionPoint is a robust solution comprised of three modules:

         NMX-VIP prioritizes network access and quality of service for particular individuals with business-critical responsibilities. NMX-VIP can also change network traffic priorities delivering the appropriate network services and therefore aligning the network with the enterprise's business objectives.

         NMX-SURE allows prioritization of critical applications to run at specified times and dates or to react to real time events, eliminating the threat of increasingly disruptive but less important traffic overwhelming or cluttering the network. NMX-SURE will detect system outages and re-direct users to backup systems. Critical application activity is protected and productivity maintained.

         NMX-SAFE provides internal control of network access to designated information. Access can be permitted based upon times and dates, to specified employees, or it can be used to block or deny access to the network and applications based on personnel or date and time. NMX-SAFE will record network traffic movements and provide management reports on access and usage for detection of abuse or as part of an audit trail.


Royalty Payments

         Pursuant to our publishing agreements with third party developers, Aladdin has made total royalty payments in 2002 and 2001 totaling $118,410 and $19,420, respectively. The increase in royalty payments in 2002 was due to publishing our new Ten for OS X Utility product which includes royalties to nine additional developers.


Product Support

         We believe that technical support is an important part of our overall performance and success. Aladdin Systems employs four full-time support personnel. These employees provide technical support services to our customers by email, via our web site, telephone, or fax. Support services include explaining how the customer's computer works, how the customer's other software works in relation to our products, solving problems with software operation and suggesting solutions to business and personal computing issues. We offer product support free of charge to registered users of our products. The majority of support calls from customers occur within 30 days of customers' purchases of our products.

         We anticipate that the product support needs for Aladdin Enterprise's products will require additional staffing beyond the current number of employees that Aladdin Systems currently has. Over the next twelve months, we anticipate having three full time support personnel for Aladdin Enterprise and at some time in the future, we anticipate we will charge the customer for such support.


Distribution and Marketing

Aladdin Systems

         Aladdin Systems' products are marketed through independent distributors in the United States and Canada, through numerous resellers and mail order companies, through distributors in other countries, directly to corporate and educational accounts under site licensing agreements, under volume purchasing agreements and directly to end-users through direct marketing campaigns and our websites, www.aladdinsys.com and www.stuffit.com.
          ------------------     ---------------

         Of Aladdin Systems' total net revenues for 2002, approximately 25% was as a result of sales through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 23% of total net revenues. Domestic distributors purchase product at a discount of approximately 20% to 30% from list prices.

         Of Aladdin Systems' total net revenues for 2002, approximately 9% was as a result of sales made through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. We currently provide translations of certain products in Japanese, German and French languages. Sales to two of these distributors, Act2 (Japan), and Softline (United Kingdom), accounted for approximately 2%, and 1%, of total net revenues in 2002, respectively. International distributors generally require somewhat larger discounts in return for various advertising, customer service, and customer registration duties performed by them in connection with the software. This discount normally ranges from 35% to 45% off the suggested retail price of the products.

         The Company gives its distributors industry-standard rights of return for stock balancing and for defective products and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $125,267 and $75,410 at December 31, 2002 and 2001, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on our financial results because of the Company's low cost to replace such returns. Returns from end users have not historically been significant.

Aladdin Enterprise Solutions

         Aladdin Enterprise currently uses a direct sales model. The Aladdin Enterprise sales force works directly with customers offering Aladdin Enterprise's NMX (TM) software. Over the next 12 months, Aladdin Enterprise will supplement its direct sales force by entering relationships both domestically and internationally with potential sales partners such as systems integrators and strategic partners.


Product Development

Aladdin Systems

         The personal computer software industry continues to undergo rapid technological change, requiring a continuous high level of enhancement to existing products and development of new products. Aladdin Systems intends to continue the enhancement of its existing products and to develop additional products that we believe will be marketable to our existing customer base and new customers and which will extend our current products to new computing platforms.

         Aladdin Systems regularly upgrades its existing products to add new features in response to customer requests for additional features and to match or exceed features contained in competing products. Historically, 10% to 40% of the registered users of a software product have purchased the upgraded version of the same product.

         During the years 2002 and 2001, Aladdin Systems spent $1,858,893 and $2,288,080, respectively, on research and development and enhancement activities, representing approximately 25% and 30%, respectively of net revenues in each of these periods.


Aladdin Enterprise Solutions

         Aladdin Enterprise utilizes internal resources as well as contractors for the development of our products. The NMX product line will be enhanced to make ActionPoint an even more robust solution designed to solve the problems of our customers. Since the acquisition in October 2002, Aladdin Enterprise spent $57,760 on research and development activities and an additional $135,000 of capitalized software development costs.

         Our future financial performance will depend in part on the successful development, completion, and introduction of new software products, and on enhanced versions of existing products, and customer acceptance of those products. There is no assurance that we will avoid difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

Competition

Aladdin Systems

         The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. Different competitors exist for our different products. For our StuffIt product line for the Macintosh, we believe that our long history of publishing compression software for the Macintosh, the goodwill associated with our "Aladdin" and "StuffIt" brands, our large installed base of users as well as our strategic relationships with Apple Computer and America Online make StuffIt for the Macintosh the leading product in its category. However, our attempts to extend the StuffIt line of products to the Windows market face strong competition from the many Windows-based compression products that use the "Zip" compression standard. There are several major and numerous minor companies currently publishing "Zip" products that directly compete with our StuffIt products in the Windows market.

         In addition, certain computer manufacturers may devote significant resources to creating software, directly competitive with our products, for inclusion with their computers and computer systems without additional charge to consumers such as the Microsoft inclusion of a compression utility in its Windows operating systems.

         Our competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of ours. Some of these include Microsoft, Apple Computer, Inc. and WinZip Computing, Inc. For the Cleaning and Protection product line, in particular Internet Cleanup, iClean and Easy Uninstall, we have two significant competitors, Symantec Corporation and Network Associates Technology, Inc., in addition to many smaller developers. Currently, there is no direct competitor for the Ten for X offering in the retail channel though the individual authors of the programs continue to sell their individual products.

         Aladdin Systems' software products are marketed through multiple distribution channels. All of these products face competing products offering many similar features. Aladdin Systems believes that the principal competitive factors in the market include product features and functions, ease of understanding and operating the software, product reliability, price/performance characteristics, name recognition, and availability and quality of support and training services. Price competition could become an increasing factor in the personal computer software market, which could, in turn, be expected to increase pressures on profit margins in the future.

         As the Internet and e-commerce have become an increasingly important channel for the distribution and sales of software products, Aladdin Systems has increased its efforts to sell both our products and third-party products to consumers via our websites. In order to continue this effort, we may need to invest money, effort and other resources into our Web efforts that may divert attention and resources from our traditional sales channels. In addition, we may be competing against existing and new companies that have financial, marketing, and technological resources far in excess of Aladdin Systems'. In the event that we are not able to successfully compete against such companies, this could have a material adverse effect upon our business, results of operations and financial condition.

Aladdin Enterprise Solutions

         Aladdin Enterprise currently has no direct competitor. Though there are other product offerings that have related functionality, it is our belief that as the market starts to mature, we will see competition. It is anticipated that some of these direct and indirect competitors will include IBM, Sun Microsystems, and HP as well as companies unknown to us at this time.

Intellectual Property

         We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws, patents and contractual restrictions to establish and protect our proprietary rights in products and services. Software products are generally protected against copying pursuant to the U.S Copyright Act, international copyright treaties, and license agreements. In addition, many software companies implement schemes designed to reduce unauthorized copying by requiring that users enter a unique registration code to activate the software. Where applicable, some companies also seek for patent protection for specific technologies embodied in their products.

         The Company regards its software as proprietary and attempts to protect it with copyrights, patents, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into our software license agreements. The copyrights to our products run for a period of at least 95 years from the first creation of the work in accordance with the provisions of the Copyright Act. None of our products lack necessary copyright or trademark protection. We license our software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that we regard as trade secrets. Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection. On a regular basis, we evaluate our development efforts to determine if patent protection would be applicable.

         Aladdin Systems' consumer products require that a product registration number be entered in order for the product to be activated. It is our belief that this system helps to reduce unauthorized copying of our products. The range of product registration numbers distributed is changed from time to time in order to further deter copying of the software. However, because of the rapid pace of technological change in our industry, we believe that such protections are less significant than factors such as frequent product enhancements, and the timeliness and quality of our support services. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. We do not have specific information regarding how unauthorized copying affects our sales in either the United States or foreign markets; however, we believe that such unauthorized copying has had limited effects on our revenues.

         We intend to enter into license agreements for Aladdin Enterprise's products directly with customers. We expect that each such agreement will be separately negotiated with customers but each such agreement will protect our intellectual property rights in the software being licensed.

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


Employees

         As of December 31, 2002, we employed 46 full-time employees in the following departments: 18 in research and development, 17 in marketing, sales and support, 8 in general and administrative and 3 in shipping and production.

         Our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, we also employ independent contractors to support our research and development, marketing, sales, support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Subsidiaries

         We currently have two wholly-owned subsidiaries, Aladdin Systems, Inc., and Aladdin Enterprise Solutions, Inc. both Delaware corporations.

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

         The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These are described in the Risks and Uncertainties section of the Management's Discussion and Analysis.

Item 2: Properties

         Our executive offices consist of approximately 17,230 square feet of office space in Watsonville, CA. This facility is leased pursuant to a lease expiring October 2010. The monthly rent is currently $23,192 and our leased space is still sufficient to cover future growth.


Item 3: Legal Proceedings

None


Item 4: Submission of Matters to a Vote of Security Holders

None


PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

         As of December 31, 2002, there were 43 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

         The Company's common stock trades on the NASDAQ's Over The Counter Bulletin Board under the symbol: ALHI.

         The following table sets forth the range of high and low bid prices per share of common stock as provided by Commodity Systems, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, mark-down or commissions and may not present actual transactions.

                                                    Common Stock

                                                      Low           High
                                             --------------- -------------
Quarter ended:
March 31, 2001                                        $0.56         $0.94
June 30, 2001                                         $0.51         $0.84
September 30, 2001                                    $0.24         $0.75
December 31, 2001                                     $0.30         $0.70
March 31, 2002                                        $0.30         $0.65
June 30, 2002                                         $0.19         $0.55
September 30, 2002                                    $0.13         $0.40
December 31, 2002                                     $0.20         $0.35


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

         Due to the acquisition of Enterprise, overall results for 2002 include additional expenses but no additional revenue compared to previous years. Revenue related to Aladdin Enterprise is expected in 2003.

         The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues.


                                                                               Years ended December 31,

                                                                                      2002          2001
                                                                                      ----          ----

Percentage of sales:
Sales                                                                                 100%          100%
Cost of sales                                                                          10%           20%
                                                                             -------------- -------------
Gross profit                                                                           90%           80%

Marketing, sales and support                                                           42%           50%
Research and development                                                               26%           30%
General and administrative                                                             14%           15%
                                                                             -------------- -------------

Total operating expenses                                                               82%           95%

Net income (loss) from operations                                                       8%         (15%)

Other (expense) income, net                                                             0%            0%
                                                                             -------------- -------------

Net income (loss) before income taxes                                                   8%         (15%)

Income tax benefit                                                                      0%            0%
                                                                             -------------- -------------

Net income (loss)                                                                       8%         (15%)
                                                                             ============== =============



NET REVENUES

         Our overall revenues decreased from $7,627,386 in 2001 to $7,457,245 in 2002. All of our revenues in 2002 were from Aladdin Systems. There was no revenue from Aladdin Enterprise in 2002. Even though new products released in 2002 accounted for $674,979, total revenue still decreased $170,141 due to the weakness in the economy for the year.

         Revenues from sales over Aladdin Systems' websites accounted for 51% of revenue in 2002 as compared with 42% of revenue in 2001. We believe that sales over our websites will represent an increasingly important component of the Aladdin Systems' sales strategy and will allow Aladdin Systems to reach a larger number of potential consumers at lower costs than sales through distributors.

         Third-party product sales by Aladdin Systems decreased to $290,604 for the year ended December 31, 2002 from $418,965 for the year ended December 31, 2001. Although Aladdin Systems' gross revenues from third-party products only decreased by $40,498, net revenues decreased by $149,317. For many third party products, we recognize as revenue only the net fee we collect for facilitating the sale.

COST OF REVENUES AND GROSS MARGIN

         Aladdin Systems' cost of revenues is composed primarily of:
         o the cost of product materials such as CD-ROMs and packaging
         o amortization of capitalized software costs
         o royalties paid to outside developers
         o shipping expenses


         Cost of revenues, as a percentage of net revenues decreased to 10% in 2002 from 20% in 2001. Cost of revenues in 2001 included additional amortization expense of approximately $200,000 for MacTicker to completely amortize the capitalized software since Aladdin Systems stopped developing it. There were also additional amortization expenses recorded in 2001 for Spring Cleaning and StuffIt Express to match expected revenues for the next three years. Costs were reduced in 2002 by redesigning our product packaging, by bringing all production in-house, and by changing to a just-in-time production model, which significantly reduced our inventory write offs.


OPERATING EXPENSES


Marketing, sales and support                             2002                      2001               Change
----------------------------                             ----                      ----               ------

Aladdin Systems                                    $3,044,918                $3,814,337                (20%)
Percentage of net sales                                   41%                       50%

Aladdin Enterprise                                     94,419                         -
Percentage of net sales                                    1%                         -

Total                                              $3,139,337                $3,814,337                (18%)
Percentage of net sales                                   42%                       50%

         Marketing, sales and support expenses for Aladdin Systems decreased to $3,044,918 in 2002 from $3,814,337 in 2001. This decrease was due to a reduction in advertising and promotion, a reduction of staff, and a decrease in payroll due to salary reductions. In our cost cutting efforts throughout the year, we also reduced localization expenses of certain products and reduced tradeshow and travel expenses. Marketing, sales and support expenses for Aladdin Enterprise in 2002 are mostly for payroll and benefits for 4 employees.


Research and development                                 2002                      2001               Change
------------------------                                 ----                      ----               ------

Aladdin Systems                                    $1,858,893                $2,288,080                (19%)
Percentage of net sales                                   25%                       30%

Aladdin Enterprise                                     57,760                         -
Percentage of net sales                                    1%                         -

Total                                              $1,916,653                $2,288,080                (16%)
Percentage of net sales                                   26%                       30%


         Research and development expenses for Aladdin Systems decreased $371,427 in 2002 from 2001. This decrease was mostly due to a decrease in payroll due to salary and staff reductions. Research and development expenses for Aladdin Enterprise in 2002 include contract development fees and an amortization expense of $29,323 for capitalized software.


General and administrative                               2002                      2001               Change
--------------------------                               ----                      ----               ------

Aladdin Systems                                      $935,913                $1,108,674                (16%)
Percentage of net sales                                   13%                       15%

Aladdin Enterprise                                    101,656                         -
Percentage of net sales                                    1%                         -

Total                                              $1,037,569                $1,108,674                 (6%)
Percentage of net sales                                   14%                       15%


         General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities. Total Aladdin Systems' expenses decreased $172,761 in 2002 from 2001. This decrease was mostly due to salary reductions and a reduction in professional service fees. General and administrative expenses for Aladdin Enterprise in 2002 are mostly for payroll and benefits for one employee, professional services, and for depreciation on fixed assets.


INCOME TAXES

         The Company's effective tax rate was (0.6%) for fiscal 2002 and 0.5% for fiscal 2001. The Company has a valuation allowance of $888,840, covering all of its deferred tax assets as of December 31, 2002 due to the uncertainty of realizing the deferred tax assets, consisting primarily of loss and credit carry forwards. The tax benefit of $23,534 recognized in 2002 related to additional carrybacks of the tax losses resulting from tax law changes in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during 2002 was $990,237, an increase of $713,564 compared with net cash provided by operating activities of $276,673 in 2001. This increase was mostly due to the profit in 2002.

         Net cash used in investing activities in 2002, primarily for the acquisition of software rights, was $409,423, an increase of $288,084 compared with net cash used in investing activities of $121,339 in 2001. In 2002, we capitalized an additional $135,000 for Aladdin Enterprise software.

         Net cash used in financing activities in 2002 was $94,135 for payments on capital leases, as compared with $324,251 used in 2001. In 2001, we paid $191,250 for the final installment to acquire all rights to Spring Cleaning and paid off one demand note of $50,000 to a related party.

         Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of our existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services, and brand promotions and other factors. At December 31, 2002, the Company had cash and cash equivalents totaling $583,653 compared to $96,973 at December 31, 2001.

         We believe that our current cash and cash equivalents along with cash to be generated by operations in 2003 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year. With the acquisition of Aladdin Enterprise, we expect our sales revenue in 2003 to exceed 2002 levels. If our revenues decrease, if our products are not accepted by the marketplace, if product returns increase, or if our customers fail to make timely payments on open receivables, our cash generated from operations will likely not be sufficient to fund operations. The Company currently does not have a line of credit so if any of these situations occur, we may need to reduce operating expenses or raise additional capital through debt or equity financing.

         If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RISKS AND UNCERTAINTY

         Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries, and IT spending. Our operating results have been and continue to be affected as a result of the recent unfavorable global economic conditions and reduced consumer spending. If these economic conditions do not improve, or if we experience a continued weakening, we may experience material adverse impacts on our business operating results and financial condition. In contrast to positive market growth predicted by many market research firms, we expect sales in the consumer retail channel to continue to be weak and information technology ("IT") spending to remain flat or decrease in 2003. The economic downturn has also put financial pressure on our distribution and retail partners for software products worldwide. This could result in potential financial risk to us by affecting our ability to collect our receivables.


         Other risks and uncertainties for the Company include, but are not limited to:

         o Adverse changes in general economic conditions in any of the countries in which we do business, including the U.S., Europe, Japan and other geographic areas
         o Products and product upgrades may not be released on a timely basis due to technological difficulties o Products and product upgrades may not achieve market acceptance within the desired markets o Prevalence and functionality of available free compression software may erode revenues
         o We might not be able to fund our working capital needs from cash flows
         o Reductions in marketing expenditures that may result in lower demand
         o Corporate reductions in information technology spending
         o Problems or delays associated with the integration of acquisitions
         o Difficulties in transitions to new markets
         o Introduction of products by competitors
         o Weakness in demand for application software
         o Lack of growth in worldwide personal computer sales and downward sales pricing pressures
         o Litigation
         o Weakness in demand for utility software
         o Integration of features and functions of Aladdin products into Windows and Mac operating systems
         o Industry transitions to new business and information delivery models
         o Lack of employment agreements for key personnel

         Our products are sold in markets that change rapidly and we must continually anticipate and adapt our products to emerging computer technologies and capabilities. We may not be able to successfully adapt to these changing markets. We may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above.

         The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund its working capital needs from cash flow.


CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns

         Aladdin Systems' revenues from our distribution channels and through our websites are recognized when products are shipped or downloaded to the customer. Our distributors and resellers have the right to return products so long as the products are in the original packaging. Revenues are booked net of estimated returns and rebates, and the allowance for returns is established based on the determination of excess inventory in the channel, estimated product sell-through and expected future product upgrades. We believe our estimate for future returns is adequate. However, because of factors outside our control such as changes in customer demand, new product releases from our competitors or changes in the purchasing practices of our distributors, actual returns may exceed our estimates. If this were to occur, we would be required to increase our return reserve, lowering our earnings. Based on our historical collection experience, we currently do not maintain an allowance for doubtful accounts.

         Costs related to Aladdin Systems' post-contract customer support ("PCS") are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support. As no separate charge is made for the PCS, we do not ascribe any value to the PCS or defer any portion of revenue for it. If PCS services become a more significant portion of our costs, we may be required to assign a portion of our revenues to PCS and recognize those revenues over the period of the PCS services.

Capitalized Software

         Our capitalized software costs include the acquisition of software rights as well as costs incurred once the point of technological feasibility is reached, primarily for external contracting fees paid to developers. The amortization charged to each product is the greater of the amount computed using
(a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 60 months. Our estimates of total revenues are based on sales forecasts for the products. If sales volumes were to unexpectedly decrease for reasons such as changes in customer demand or the introduction of new products by our competitors, we would need to increase the amortization of our capitalized software, decreasing our earnings.


Item 7: Financial Statements

Index to Item 7: Financial Statements                                      Page
Report of Independent Certified Public Accountants                         22
Consolidated Balance Sheet                                                 23
Consolidated Statements of Operations                                      24
Consolidated Statement of Stockholders' Equity                             25
Consolidated Statements of Cash Flows                                      26
Notes to Consolidated Financial Statements                                 27

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Aladdin Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Aladdin Systems Holdings, Inc., and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002, and the consolidated results of its operations and its consolidated cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
San Jose, California
February 14, 2003

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002


                         ASSETS
Current assets:
Cash                                                                         $583,653
Accounts receivable, net of allowance of $125,267                             972,912
Inventories                                                                    88,802
Prepaid expenses and other current assets                                     313,923
                                                                      ----------------
           Total current assets                                             1,959,290

Capitalized software, net                                                   1,593,406
Property and equipment, net                                                   476,776
                                                                      ----------------

                                                                           $4,029,471
                                                                      ================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                                         $457,552
Related party notes                                                           110,062
Accounts payable                                                              606,102
Accrued expenses and other liabilities                                        321,583
                                                                      ----------------
   Total current liabilities                                                1,495,299

Long-term debt                                                                339,704

Commitments and contingencies                                                       -

Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized;
none issued and outstanding                                                         -
Common stock, $.001 par value; 50,000,000 shares authorized;
12,230,272 issued and outstanding                                              12,230
Paid-in capital                                                             2,144,841
Retained earnings                                                              37,397
                                                                      ----------------
Total stockholders' equity                                                  2,194,468
                                                                      ----------------

                                                                           $4,029,471
                                                                      ================


          See accompanying notes to consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                                   2002                2001
                                                                                   ----                ----

Sales                                                                        $7,457,245          $7,627,386
Cost of sales                                                                   745,519           1,529,780
                                                                     ------------------- -------------------
Gross profit                                                                  6,711,726           6,097,606

Operating expenses:
     Marketing, sales and support                                             3,139,337           3,814,337
     Research and development                                                 1,916,653           2,288,080
     General and administrative                                               1,037,569           1,108,674
                                                                     ------------------- -------------------
          Total operating expenses                                            6,093,559           7,211,091

Income (loss) from operations                                                   618,167         (1,113,485)

Other income (expense):
      Interest expense                                                         (25,442)            (36,164)
      Other                                                                       2,216               7,064
                                                                     ------------------- -------------------

Income (loss) before income taxes                                               594,941         (1,142,585)

Income tax expense (benefit)                                                   (23,534)               5,736
                                                                     ------------------- -------------------

Net income (loss)                                                              $618,475        ($1,148,321)
                                                                     =================== ===================

Earnings (loss) per share - basic and diluted                                     $0.06             ($0.12)

Shares used in computing earnings (loss) per share                           10,293,519           9,792,635



          See accompanying notes to consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                 Retained
                                       Common Stock              Paid -in        Earnings/
                                       ------------
                                   Shares          Amount        Capital         (Deficit)              Total

Balance at January 1, 2001           9,792,635         9,793       1,575,151          567,243       2,152,187

Compensation expense on
issuance of stock options to
third parties
                                             -             -           6,600                -           6,600
Net loss                                     -             -               -      (1,148,321)     (1,148,321)
                               ---------------- ------------- --------------- ---------------- ---------------

Balance at December 31, 2001
                                     9,792,635        $9,793      $1,581,751       ($581,078)      $1,010,466

Compensation expense on
issuance of stock options to
third parties
                                             -             -          18,000                -          18,000
Issuance of common stock
                                     2,437,637         2,437         545,090                -         547,527
Net income                                   -             -               -          618,475         618,475
                               ---------------- ------------- --------------- ---------------- ---------------

Balance at December 31, 2002
                                    12,230,272       $12,230      $2,144,841          $37,397      $2,194,468
                               ================ ============= =============== ================ ===============



          See accompanying notes to consolidated financial statements.

                  Aladdin Systems Holdings, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31,
                                                                                  ----------------------

                                                                                     2002               2001
                                                                                     ----               ----
Cash flows from operating activities:
   Net income (loss)                                                             $618,475       ($1,148,321)
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
      Depreciation and amortization                                               342,303            668,802
      Compensation expense on stock options granted
           to third parties                                                        18,000              6,600
      Loss on disposal of property and equipment                                    3,633              8,267
      Deferred income taxes                                                             -            198,835
      Changes in operating assets and liabilities:
          Accounts receivable                                                    (56,613)            674,502
           Inventories                                                           (31,356)            273,326
           Prepaid expenses and other current assets                             (91,547)             39,435
            Income tax receivable                                                 195,499          (170,227)
           Accounts payable                                                      (79,884)          (220,657)
           Accrued expenses and other liabilities                                  71,728           (53,889)
                                                                   ----------------------- ------------------
Cash provided by operating activities                                             990,237            276,673

Cash flows from investing activities:
     Acquisition of property and equipment                                       (32,207)           (24,112)
     Proceeds from sales of property and equipment                                    350              4,000
     Acquisition of software rights                                             (377,566)          (101,227)
                                                                   ----------------------- ------------------
Cash used in investing activities                                               (409,423)          (121,339)

Cash flows from financing activities:
     Net payment on line of credit                                                   (19)            (5,523)
     Repayment of long-term debt                                                 (94,116)          (268,728)
     Repayment of related party notes                                                   -           (50,000)
                                                                   ----------------------- ------------------
 Cash used in financing activities                                               (94,135)          (324,251)

Net increase (decrease) in cash                                                   486,680          (168,917)

Cash at beginning of period                                                        96,973            265,890
                                                                   ----------------------- ------------------
Cash at end of period                                                            $583,653            $96,973
                                                                   ======================= ==================

Cash paid during the period for:
   Interest                                                                       $25,442            $36,164
                                                                   ======================= ==================

Noncash Transactions:

During 2001, the Company financed $31,251 for its Directors' and Officers' insurance premium.

During 2002, the Company acquired $233,257 of equipment and $543,413 of capitalized software by issuing 2,437,637 shares of common stock and assuming $206,425 of accounts payable.



          See accompanying notes to consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002



NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization

Aladdin Systems, Inc.

         Aladdin Systems develops, publishes, and distributes computer software for the Macintosh, Windows, Solaris, and Linux software markets. Products are marketed through independent distributors in the United States and Canada, through resellers and mail order companies in other countries, directly to corporate accounts under site licensing agreements, and directly to end-users through direct marketing and the Internet.

Aladdin Enterprise Solutions, Inc.

         Aladdin Enterprise develops software designed to reduce large organizations' cost of managing and maintaining networks. Aladdin Enterprise is focused on selling to Fortune 1000 companies, government, and educational institutions worldwide.


Principles of Consolidation

         The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, Aladdin Systems, Inc. and Aladdin Enterprise Solutions, Inc. All significant intercompany transactions and balances are eliminated in consolidation.


Revenue recognition

         Revenues and accounts receivable are principally derived from:

                  o Distributors and resellers of the Company's products
                  o Our websites
                  o Third party products
                  o Licensing contracts

         Sales to distributors and resellers are subject to agreements permitting rights of return for stock balancing. These revenues are recognized net of reserves for returns and rebates. Return reserves are based on actual inventory held by distributors or resellers that is in excess of levels appropriate for that channel and is likely to be returned. Based on our estimated release dates for the next versions, we monitor the channel inventory and only ship product when the sell through to the customer will be probable. Aladdin Systems recognizes revenue, net of estimated returns and rebates, upon shipment or delivery of the product, when no significant obligations remain and collectability is probable. Revenues from our internet sales are recognized when the software is downloaded or shipped to the customer. Revenues from third party products make up a portion of our internet sales and we recognize as revenue the net fee we collect for facilitating the sale. Licensing fees are recognized upon delivery of the software or when the customer has committed to renew their annual fee, as we are not obligated to provide any other deliverables or customer support in connection with these licenses.

Accounts receivable

         The majority of the Aladdin Systems' accounts receivable are due from domestic and international distributors and from Digital River, our back end Website partner. Credit is extended based on evaluation of the customers' financial condition and collateral is not required. The Company maintains allowances for estimated product returns resulting from new version releases. Management regularly evaluates the allowance for returns account. Based on our historical write-off experience, we currently do not maintain an allowance for doubtful accounts. Therefore, the allowance listed on the balance sheet is only for expected returns of software. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance for doubtful accounts would be required.


Capitalized Software

         Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at December 31, 2002 were $3,577,622 less accumulated amortization of $1,984,216.

         The Company amortizes capitalized software development costs on a product-by-product basis. The amortization charged to operations in each period for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 60 months. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense for capitalized software was $212,367 and $472,093 in fiscal years 2002 and 2001, respectively.

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


Segment Reporting

         The Company's business is conducted in two operating segments based on each of the subsidiaries, Aladdin Systems and Aladdin Enterprise.

         The Company's chief operating decision maker is the Chief Executive Officer who reviews one set of financial data that is broken down into the Company's two segments, for purposes of making operating decisions and assessing performance. The Company evaluates performance based on income or loss from operations before income taxes. The Company does not allocate assets to its individual operating segments.

         The accounting policies of Aladdin Systems and Aladdin Enterprise are the same as those described in the summary of significant accounting policies, except for revenue recognition in Aladdin Enterprise. Because Aladdin Enterprise did not generate revenues in 2002, no recognition policies were applied. We expect Aladdin Enterprise's license agreements to differ from those used by Aladdin Systems, resulting in different recognition criteria.

         The following table details segment information for the last two years:


Fiscal year 2002                         Aladdin Systems           Aladdin Enterprise
----------------                         ---------------           ------------------

Sales                                         $7,457,245                            -
Income (loss) from operations                   $872,310                   ($253,835)

Fiscal year 2001:
Sales                                         $7,627,386                            -
Loss from operations                        ($1,148,321)                            -

Inventories

         Aladdin Systems' inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.


Property and Equipment

         The Company's property and equipment are stated at cost. Capital leases are recorded at the present value of the minimum lease payments at the date of acquisition. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets or lease term, whichever is shorter.


Research and Development

         The Company's research and development costs are charged to operations when incurred.


Advertising

         Aladdin Systems expenses advertising costs as they are incurred. Advertising and related promotion expenses for fiscal years 2002 and 2001 were $563,890 and $847,459 respectively.


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


Stock-Based Compensation

         The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

         SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grants in 2002 and 2001; stock price volatility, 112% in 2002 and 95% in 2001; risk free interest rate, 4.0% in 2002, and 5.0% in 2001; and no dividends during the expected term.

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net income (loss) per share, basic and diluted, would have been as follows:

                                                                   Year Ended December 31,
                                                                   2002             2001
                                                                   ----             ----

Net income (loss), as reported                                      $618,475       ($1,148,321)
Stock based compensation, net of taxes,
     determined under the intrinsic value method                           -                  -
Stock-based compensation, net of taxes,
     determined under the fair value method                          195,993          (340,933)
                                                              --------------- ------------------
Pro forma net income (loss)                                         $422,482       ($1,489,254)

Basic and diluted net earnings (loss) per share
   As reported                                                         $0.06            ($0.12)
   Pro forma                                                           $0.04            ($0.15)


Earnings Per Share

         Basic and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). A total of 2,884,222 shares issuable upon the exercise of outstanding stock options as of December 31, 2002 and 2,473,528 shares issuable upon the exercise of outstanding stock options as of December 31, 2001 have been excluded from the diluted earnings per share calculation in each year, respectively, as the inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 110,062 shares as of December 31, 2002 and as of December 31, 2001 were excluded from the diluted earnings per share calculation as the inclusion would be anti-dilutive.


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

Recent Accounting Pronouncement

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. See above in the "Stock-Based Compensation" note for the disclosures required by SFAS 148.


NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 2002 consist of:


                                          Useful lives (years)
                                          --------------------
Computer equipment                                     5                        $1,233,220
Office equipment                                       5                           182,364
Furniture and fixtures                                 5                           306,250
Displays                                              5-7                          121,306
                                                                        -------------------
                                                                                 1,843,140
Less accumulated depreciation                                                    1,366,364
                                                                        -------------------
                                                                                  $476,776
                                                                        ===================

NOTE 3 - LONG-TERM DEBT AND RELATED PARTY NOTES

  Long-term debt at December 31, 2002 consists of:


Capital lease obligations                                        $77,256
Software related payable                                         720,000
                                                      -------------------
                                                                 797,256
Less current portion                                             457,552
                                                      -------------------
                                                                $339,704
                                                      ===================


         Software related payable includes $645,000 to be paid to Vcommunications, Inc. for the acquisition of Easy Uninstall, Internet Cleanup and ZipMagic products. The total purchase price was $800,000 of which $155,000 was paid in 2002. The balance of $645,000 is due in 8 quarterly installments to be completed by October 2004. Per the agreement, Vcommunications has been assigned a continued interest in all of our rights and title to the products to secure our obligation to pay the full amount due.

         Software related payable also includes $75,000 to Stellant Chicago, Inc. for prepaid royalties related to the purchase of the Easy Uninstall, Internet Cleanup and ZipMagic. The amount is payable in 4 installments to be completed by April 2003.


Fixed installments due on debt principal are as follows:

                             Year ending December 31,
                             ------------------------

                                 2003         $457,552
                                 2004          339,704
                                       ----------------
                                              $797,256
                                       ================


  Notes Payable to Related Parties

         Notes payable to related parties of $110,062 are payable on demand. Interest is compounded daily and is payable monthly at an annual rate of 8.92% for two notes and 7% for one note. All three notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At December 31, 2002 notes payable to related parties are convertible at $1.00 per share.

NOTE 4 - INCOME TAXES

  Income tax expense (benefit) for the years ended December 31, consists of:

                                                                       2002                   2001
                                                                       ----                   ----
Current
   Federal                                                        ($26,734)             ($195,499)
   State                                                              3,200                  2,400
                                                        -------------------- ----------------------
Total current                                                     ($23,534)              (193,099)

Deferred
    Federal                                                               -                153,389
    State                                                                 -                 45,446
                                                        -------------------- ----------------------
Total deferred                                                            -                198,835
                                                        -------------------- ----------------------

                                                                  ($23,534)                 $5,736
                                                        ==================== ======================


         The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 2002 is presented below:


Net operating loss carry forwards                             $352,643
Tax credit carry forwards                                      557,478
Depreciation and amortization                                (136,247)
Other                                                          114,966
                                                       ----------------
Net deferred tax asset                                         888,840
Less valuation allowance                                     (888,840)
                                                       ----------------
                                                                     -
                                                       ================

         At the end of 2002, the Company had net operating loss carry forwards of approximately $675,000 and $1,950,000, available to offset future Federal and State taxable income, respectively. Included in the net operating loss carry forwards is approximately $560,000 related to available losses incurred by Erevu, Inc. prior to acquisition. Erevu has approximately $2,800,000 of total net operating losses, which are limited pursuant to Internal Revenue Code
Section 382. The available net operating loss carry forwards can be used to reduce future taxable income through 2021 for Federal purposes and 2013 for State purposes.

         A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available. Because of the uncertain nature of their ultimate realization, a full valuation allowance is recorded against these deferred tax assets. For the year ended December 31, 2002, the valuation allowance increased by $85,990.

          The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:


                                                                      2002          2001
                                                                      ----          ----
Statutory federal income tax (benefit) rate                          (34%)         (34%)
Increase (decrease) resulting from:
Expenses not deductible for taxes                                   (1.5%)           0.3
State income taxes, net of federal tax benefit                      (0.4%)           2.8
Increase in valuation allowance                                      35.3%          31.4
                                                              ------------- -------------
                                                              ------------- -------------
Effective tax (benefit) rate                                        (0.6%)          0.5%
                                                              ============= =============


NOTE 5 - MAJOR CUSTOMERS


         Aladdin Systems has one major customer that accounted for $1,736,101 or 23% and $1,597,746 or 21% of revenues in 2002 and 2001, respectively.


NOTE 6 - STOCKHOLDERS' EQUITY

Stock Options

         The Aladdin Systems Holdings, Inc. 1999 Stock Option Plan allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 115,778 remain available for granting at December 31, 2002. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years.

Stock option activity is summarized as follows:

                                                                                       Weighted Average
                                                                           Shares       Exercise Price
                                                                           ------       --------------

Balance at January 1, 2001                                              2,048,835                      $1.72
Granted                                                                   691,126                        .70
Cancelled                                                               (266,433)                       1.29
                                                               ------------------- --------------------------
Balance at December 31, 2001                                            2,473,528                      $1.48
Granted                                                                   868,444                        .73
Cancelled                                                               (457,750)                       1.12
                                                               ------------------- --------------------------
Balance at December 31, 2002                                            2,884,222                      $1.31
                                                               =================== ==========================

The following table summarizes information about stock options outstanding as of December 31, 2002:


                                            Weighted        Average                             Weighted
 Range of Exercise                          Average        Remaining                        Average Exercise
       Price               Number           Exercise      Contractual          Number            Price
                         Outstanding         Price        Term (Years)      Exercisable
-------------------- -------------------- ------------- ----------------- ----------------- -----------------

$0.20 - $0.63                    667,733         $0.49              8.56           359,531             $0.52
$0.65 - $1.07                    978,151         $0.90              5.34           819,296             $0.95
$1.15 - $1.85                    811,742         $1.34              5.95           746,767             $1.32
$1.91 - $4.87                    426,596         $3.49              4.11           372,882             $3.44
                     --------------------                                 -----------------
                               2,884,222                                         2,298,476
                     ====================                                 =================

The weighted average fair value of options granted to employees was $0.49 and $0.70 for 2002 and 2001, respectively.


NOTE 7 - RETIREMENT PLAN

         The Company has established a 401(k) retirement plan for all employees. Employees may elect to contribute up to 15% of their gross salary not to exceed federal tax law limitations. The Company may elect to match a portion of the employee contributions. No matching contributions were made for the years ended December 31, 2002 and 2001.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

         The Company conducts its operations from one facility that is leased under an operating lease expiring October 2010. Rent expense was $277,735 and $383,439 in 2002 and 2001, respectively.

         The Company also has furniture and equipment under capital leases. The cost of assets acquired under capital leases is $500,070. Accumulated amortization on these assets at December 31, 2002 was $398,187.

         Future minimum commitments under capital leases and non-cancelable operating leases as of December 31, 2002 are as follows:

                                                                          Capital                  Operating
Year ending December 31,                                                   Leases                     Leases
                                                                           ------                     ------
                          2003                                            $70,293                   $292,723
                          2004                                             14,749                    296,388
                          2005                                                  -                    300,101
                          2006                                                  -                    303,861
                          2007                                                  -                    307,671
                       Thereafter                                               -                    890,614
                                                          ------------------------ --------------------------
Total minimum lease payment                                                85,042                  2,391,358
Less amount representing interest                                           7,787                          -
                                                          ------------------------ --------------------------
                                                                          $77,255                 $2,391,358
                                                          ======================== ==========================

NOTE 9 - ACQUISITION OF EREVU, INCORPORATED

         On October 18, 2002, the Company acquired Erevu, Incorporated ("Erevu"), a Delaware corporation via a merger of Erevu with a newly formed, wholly-owned subsidiary of the Company. Upon closing the transaction, the Company changed the name of Erevu to Aladdin Enterprise Solutions, Inc.

         The acquisition was not a business combination since Erevu was a development stage company at the time of the acquisition. The assets acquired and liabilities assumed in the transaction are recorded at their fair value and included cash, accounts payable, fixed assets and capitalized software. At the time of the acquisition, Erevu had a working model of its software being tested by a potential customer and therefore technological feasibility had been established.

         The purchase price for Erevu was allocated as follows:

         Current assets                                                           $9,247
         Current liabilities                                                   (206,424)
         Fixed assets                                                            233,257
         Capitalized software                                                    543,413
                                                                         ----------------

         Net value of acquired assets and liabilities                           $579,593

         Consideration calculated as follows:
         Purchase consideration (1)                                             $460,000
         Direct expenses (2)                                                      32,066
         Investment banking  (3)                                                  87,527
                                                                         ----------------
         Consideration                                                          $579,593
                                                                         ----------------

         (1) 2,000,000 shares issued to the former Erevu shareholders valued at $0.23 per share.
         (2) Legal, accounting and other costs incurred in completing the acquisition.
         (3) 437,637 shares at $0.20 issued to Baytree Capital as a payment for services rendered in connection with the acquisition.

         The consideration for the acquisition was paid in the form of newly issued shares of the Company's common stock with the actual amount of the consideration to be based upon the sales of Erevu's products over a set period following the closing. At the closing, the Company issued 2,000,000 shares of newly issued shares of the Company's common stock as a non-refundable advance against the total consideration to be paid. The consideration to be paid is to be calculated as (x) an amount equal to forty percent (40%) of Erevu's total revenue during the 12 month period which commences upon the earlier of (i) the first day in which Erevu revenue is recognized or (ii) that date which is the fifth month anniversary of the Closing (the "First Period"), to be paid in newly issued shares of the Company's common stock valued at twenty-five cents ($0.25) per share, plus (y) an amount equal to sixty percent (60%) of Erevu's total revenue during the 16 month period following the First Period to be paid in newly issued shares of the Company's common stock valued at the average daily closing price of the Company's common stock for the twenty (20) trading days immediately prior to the end of the First Period. The Company will treat the value of any such payments in excess of the value of the 2 million shares advanced as royalty expense since the occurrence of these payments is directly attributable to future sales.

         The merger agreement provides that in the event the Company is sold or merged with another entity, the Company may terminate future contingent payments in exchange for a one-time cash payment to the former Erevu stockholders. The payment is based on the relative fair value of the Erevu business in relation to the Company's other businesses to the total purchase consideration being received.


Item 8. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


PART III

Item 10: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:


Name                            Age     Position

Kwok Li                         45      Chairman and Director
Jonathan Kahn                   45      Chief Executive Officer, President, Treasurer and Director
Darryl Lovato                   36      Chief Technology Officer and Director
Alexandra Gonzalez              36      Chief Financial Officer and Secretary
Brad Peppard (1)(2)             47      Director
Paul Goodman (1)(2)             43      Director
David Schargel (1)(2)           38      Director


(1) Member of the Compensation Committee
(2) Member of the Audit Committee


         The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

         KWOK LI became Chairman of Aladdin Systems Holdings, Inc. in November 2002 following the acquisition of Erevu by the Company in October 2002. Mr. Li is the founder, Chairman and managing partner of Linsang Partners, LLC, which was founded in 1997. An engineer and entrepreneur, Mr. Li has founded several high tech companies, including Yurie Systems, which was sold to Lucent Technologies in 1988, and Splitrock Services, which was sold to McLeod USA in 2000. Mr. Li is a Trustee of John Hopkins University in Baltimore, Maryland and has been active in other not-for-profit educational, cultural and charitable organizations. Mr. Li received his BSE in Electrical Engineering from John Hopkins University.

         JONATHAN KAHN is currently President and Chief Executive Officer of Aladdin Systems Holdings, and was Chairman of the Company from 1998 to November 2002. Mr. Kahn is one of the original founders of Aladdin Systems and has served as a Director since 1988. Prior to becoming CEO in 1998, he served as President, and Vice President of Sales. Mr. Kahn has extensive expertise in software industry sales, marketing, business development and licensing arrangements. Mr. Kahn also serves on the board of directors of NextDay Network,Inc., a privately held corporation that sell computers and computer equipment. Mr. Kahn is a graduate of the University of Rhode Island with a B.A. in Economics.

         DARRYL LOVATO has been Chief Technology Officer of Aladdin Systems since 1997. In February 2002, Mr. Lovato resigned the title of President to focus on the technology of the Company. Mr. Lovato is a co-founder of Aladdin Systems and has been responsible for overseeing the Company's technical operations and leading research on new technologies and products. Mr. Lovato has served as a Director since the company's founding in 1988. Prior to holding his current title, Mr. Lovato was Aladdin Systems' Vice President and Chief Technology Officer. Prior to co-founding Aladdin, Mr. Lovato worked at Apple Computer as a Senior Software Engineer. Mr. Lovato has over fifteen-years of software programming and development experience.

         ALEXANDRA GONZALEZ became Secretary of Aladdin Systems Holdings in February 2002 and has been the Chief Financial Officer of the Company since 2002. Prior to becoming CFO, she served as Vice President of Finance, Controller and in other financial positions at the Company since 1991. She has over 12 years of financial experience in the software industry. Ms. Gonzalez received a BA in Mathematical Economics from Colgate University.

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

         DAVID SCHARGEL is the Chairman and President of Portland Walking Tours, a leading sightseeing tour company, which he founded in 2001. Mr. Schargel was the founder of Aportis Technologies Corp., an award-winning Palm and Pocket PC handheld software company, which sold its product line in 2002. He is one of the co-founders of Aladdin and served as its President from 1988 to 1994. Mr. Schargel has served as a Director since 1988. Prior to co-founding Aladdin, he was Vice President at Olduvai Corporation, a publisher of software for the Macintosh computer and also had served as Technical Editor at MacUser Magazine. Mr. Schargel has extensive experience in software product management, customer service, and marketing.

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


Item 11: Executive Compensation

COMPENSATION SUMMARY

         The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

                                                                            Long term compensation
                                                                              Number of securites
Name and position                    Year                  Salary           Underlying options (2)
-----------------                    ----                  ------           ----------------------
Jonathan Kahn, President
and CEO                              2000                $147,933                      0
                                     2001                 137,866                   48,407
                                     2002                 135,000                   311,997
Darryl Lovato,CTO                    2000                 148,433                      0
                                     2001                 137,866                   48,407
                                     2002                $136,442                   236,997


      (1)The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

      (2) Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.



OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002

                                      Number of           % of Total        Exercise
                                     Securities        Options Granted      Price Per
Name                    Year     Underlying Options(1) to Employees (2)   Share ($/SH)   Expiration Date (3)
----                    ----     --------------------------------------   ------------   -------------------

Jonathan Kahn           2002           161,997               18.7             $1.15      December 2006
                        2002           150,000               17.3             0.65       December 2006
Darryl Lovato           2002           161,997               18.7             1.15       December 2006
                        2002           75,000                8.6              $0.65      December 2006


      (1) Each option represents the right to purchase one share of our common stock.

     (2) We granted officers, employees and consultants, options to purchase an aggregate of 868,444 shares of our common stock in 2002.

     (3) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.


OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table sets forth certain information with respect to the named executives concerning exercisable and unexercisable stock options held by them as of December 31, 2002. None of these officers exercised options to purchase common stock in 2002.


AGGREGATE OPTION EXERCISES AND YEAR END OPTION VALUES (1)

                                      Number of Unexercised      Value of Unexercised In-the-
                                      Options At year End        Money Options at Year End
                                      -------------------        -------------------------

Name                    Year        Exercisable      Unexercisable        Exercisable        Unexercisable
----                    ----        -----------      -------------        -----------        -------------

Jonathan Kahn           2002            349,131              122,802              $0.00                $0.00
Darryl Lovato           2002            326,215               70,718              $0.00                $0.00


     (1) Based on a per share fair market value of our common stock equal to $0.20 per share, the trading price market value of our common stock on December 31, 2002.


COMPENSATION OF DIRECTORS

         In 2002, Brad Peppard, David Schargel and Paul Goodman, each received options to purchase up to 25,000 shares of Common Stock, respectively, with exercise prices of $0.44 per share. The options were granted for board services and were immediately vested.


Item 12: Security Ownership of Certain Beneficial Owners and Management

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2002.


                                                                   Amount and Nature of         Percent of
Name of Beneficial Owner                                         Beneficial Ownership (1)          Class
------------------------                                         ------------------------          -----
EXECUTIVE OFFICERS AND DIRECTORS

Jonathan Kahn (2)                                                               2,110,127         17.25%
Darryl Lovato (3)                                                               2,011,057         16.44%
David Schargel (4)                                                              1,571,921         12.85%
Kwok Li (5)                                                                     1,207,836          9.88%
Brad Peppard (6)                                                                  102,400          0.84%
Paul Goodman (7)                                                                  100,000          0.82%
                                                             ----------------------------- --------------
All directors and executive officers
As a group (6 persons)                                                          7,103,341         58.08%

OTHER 5% STOCKHOLDERS

Benna Lovato (8)                                                                1,730,607         14.15%
Marco Gonzalez                                                                    697,812          5.71%
                                                             ----------------------------- --------------
                                                             ----------------------------- --------------
                                                                                2,428,419         19.86%

All directors, excutive officers and 5% stockholders as a
group (8 persons)                                                               9,531,760         77.94%


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

         (2) Includes 349,131 shares of Common Stock subject to options that are exercisable at December 31, 2002 and 10,076 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

         (3) Includes 326,215 shares of Common Stock subject to options that are exercisable at December 31, 2002 and 5,909 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

         (4) Includes 50,132 shares of Common Stock subject to options that are exercisable at December 31, 2002.

         (5) Includes 1,064,501 shares of Common Stock owned by Linsang Partners, LLC and 143,335 shares of Common Stock owned by Hyla Holdings, LLC.

         (6) Includes 102,400 shares of Common Stock subject to options that are exercisable at December 31, 2002.

         (7) Includes 100,000 shares of Common Stock subject to options that are exercisable at December 31, 2002.

         (8) Includes 50,074 shares of Common Stock subject to options that are exercisable at December 31, 2002.


Item 13: Certain Relationships and Related Transactions

         In 2001, Brad Peppard received options to purchase up to 20,000 shares of Common Stock with an exercise price of $0.63, in exchange for marketing work. These options were immediately vested.

         In 2002, Paul Goodman received options to purchase up to 50,000 shares of Common Stock with an exercise price of $0.36, in exchange for legal work. These options were immediately vested.


PART IV

Item 14: Exhibits, Financial Statements, and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements

The following consolidated financial statements of Aladdin Systems Holdings, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Certified Public Accountants
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

3.1      Articles of Incorporation of the Registrant.*
3.2      Certificate of Amendment to the Articles of Incorporation of the
           Registrant.*
3.3      By-Laws of Registrant.*
4.1      Sample Stock Certificate of the Registrant.*

10.1     Agreement and Plan of Merger with Erevu, Inc.

21.1     Subsidiaries of Registrant
23.1     Consent of Grant Thornton LLP

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

  ALADDIN SYSTEMS HOLDINGS, INC.
  (Registrant)


  By /s/ Jonathan Kahn
     ------------------------------
  (Jonathan Kahn, Chief Executive Officer, President and Director)

By /s/ Alexandra Gonzalez
     ------------------------------
  (Alexandra Gonzalez, Chief Financial Officer, Secretary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


 Signature                              Title                                    Date


/s/ Kwok Li
------------------------- Chairman                                              3/17/03
  (Kwok Li)

 /s/ Jonathan Kahn
------------------------- Chief Executive Officer, President and Director       3/17/03
  (Jonathan Kahn)

 /s/ Darryl Lovato
------------------------- Chief Technology Officer and Director                 3/17/03
  (Darryl Lovato)

/s/ Brad Peppard
------------------------- Director                                              3/17/03
  (Brad Peppard)

/s/ David Schargel
------------------------- Director                                              3/17/03
  (David Schargel)

/s/ Paul Goodman
------------------------- Director                                              3/17/03
  (Paul Goodman)

                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                                      UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Jonathan Kahn, Chief Executive Officer of Aladdin Systems Holdings, Inc. certify that:

     1. I have reviewed this annual report on Form 10-KSB of Aladdin Systems Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 17, 2003
                                                  /s/ Jonathan Kahn
                                                  ____________________________
                                                  Jonathan Kahn
                                                  Chief Executive Officer

                    CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
                                      UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Alexandra Gonzalez, Chief Financial Officer of Aladdin Systems Holdings, Inc. certify that:

     1. I have reviewed this annual report on Form 10-KSB of Aladdin Systems Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003
                                                    /s/ Alexandra Gonzalez
                                                    ---------------------------
                                                    Alexandra Gonzalez
                                                    Chief Financial Officer

Index to Exhibits
-----------------


Exhibit    Description of Exhibit
-------    ----------------------

3.1        Articles of Incorporation of the Registrant.*
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3        By-Laws of Registrant.*
4.1        Sample Stock Certificate of the Registrant.*
10.1       Agreement and Plan of Merger with Erevu, Inc.
21.1       Subsidiaries of Registrant
23.1       Consent of Grant Thornton LLP
99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

Legend

* Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.