Form 10QSB
period 2003-03-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2003-05-13
CIK 1098875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MAY 9, 2003: COMMON STOCK: 12,230,272

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                     Page


PART I

Item 1.            Financial Statements

   Condensed Consolidated Balance Sheet as of March 31, 2003         3

   Condensed Consolidated Statements of Operations for the Three
      Months Ended March 31, 2003 and 2002                           4

   Condensed Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 2003 and 2002                          5

   Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial           7
        Condition and Results of Operations

Item 3.  Legal Proceedings                                           13

Item 4.  Procedures and Controls                                     13

PART II

Item 5.  Other information                                           13

Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                           14

Certifications                                                       15


PART 1
ITEM 1: FINANCIAL STATEMENTS

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                  ASSETS

Current Assets:
Cash and cash equivalents                                                              $431,457
Accounts receivable  (net of allowance of $89,886)                                      963,468
Inventories                                                                              72,608
Prepaid expenses and other current assets                                               169,760
                                                                            --------------------
  Total current assets                                                                1,637,293

Capitalized software, net                                                             1,622,794
Property and equipment, net                                                             449,191
                                                                            --------------------

                                                                                     $3,709,278
                                                                            ====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                                    380,703
Related party notes                                                                     110,062
Accounts payable                                                                        629,873
Accrued expenses and other liabilities                                                  429,051
                                                                            --------------------
  Total current liabilities                                                           1,549,689

Long-term debt                                                                          258,826

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares authorized;
  none issued and outstanding                                                                 -
Common stock, $.001 par value;  50,000,000 shares authorized;
  12,230,272 issued and outstanding                                                      12,230
Paid-in capital                                                                       2,144,842
Retained deficit                                                                      (256,309)
                                                                            --------------------
  Total stockholders' equity                                                          1,900,763
                                                                            --------------------

                                                                                     $3,709,278
                                                                            ====================



     See accompanying notes to Condensed Consolidated Financial Statements.


                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                    2003                 2002
                                                                    ----                 ----


Sales                                                                 $2,024,206            $1,431,765

Cost of sales                                                            302,507               124,921
                                                            -------------------------------------------

Gross profit                                                           1,721,699             1,306,844

Operating Expenses:
Marketing, sales and support                                             999,593               778,519
Research and development                                                 584,362               471,805
General and administrative                                               428,701               269,669
                                                            -------------------------------------------

Total operating expenses                                               2,012,656             1,519,993

Loss from operations                                                   (290,957)             (213,149)

Other Income (expense):
Interest expense                                                         (4,856)               (7,206)
Other                                                                      2,107                  (51)
                                                            -------------------------------------------

    Loss before income taxes                                           (293,706)             (220,406)

    Income tax expense (benefit)                                               -              (26,734)
                                                            -------------------------------------------

Net loss                                                              ($293,706)            ($193,672)
                                                            ===========================================


Loss per share - basic and diluted                                       ($0.02)               ($0.02)
                                                            ===========================================

Shares used in computing basic and diluted loss per share
                                                                      12,230,272             9,792,635
                                                            ===========================================



     See accompanying notes to Condensed Consolidated Financial Statements.



                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         Three months ended March 31,
                                                                            2003                2002
                                                                            ----                ----


Net cash provided by operating activities                                    $167,450           $95,520

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                      -               350
  Acquisition of property and equipment                                      (26,919)           (6,421)
  Acquisition of software rights and capitalized software
  development costs                                                         (135,000)           (4,000)
                                                               -----------------------------------------
         Net cash used in investing activities                              (161,919)          (10,071)

Cash flows from financing activities:
  Repayment of long- term debt                                              (157,727)          (26,407)
                                                               -----------------------------------------
       Net cash used in financing activities                                (157,727)          (26,407)
                                                               -----------------------------------------

      Net increase (decrease) in cash and cash equivalents                  (152,196)            59,042

Cash and cash equivalents at beginning of period                              583,653            96,973
                                                               -----------------------------------------

Cash and cash equivalents at end of period                                   $431,457          $156,015
                                                               =========================================

Cash paid during the period for:
       Interest                                                                $4,856            $7,283
                                                               =========================================



     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of March 31, 2003 and for the three months ended March 31, 2003 and 2002, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.


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

         SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grants in 2003 and 2002; stock price volatility, 104.54% in the three months ended March 31, 2003 and 108.21% in the three months ended March 31, 2002; risk free interest rate, 4.32% in the three months ended March 31, 2003, and 5.02% in the three months ended March 31, 2002; and no dividends during the expected term.

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net income (loss) per share, basic and diluted, would have been as follows:

                                                                    Three months ended March 31,
                                                                      2003                2002
                                                                      ----                ----

Net loss, as reported                                               ($293,706)          ($193,672)
Stock based compensation, net of taxes,
     determined under the intrinsic value method                             -                   -
Stock-based compensation, net of taxes,
     determined under the fair value method                            140,791             171,378
                                                            ------------------- -------------------
Pro forma net loss                                                  ($434,497)          ($365,050)

Basic and diluted net loss per share
   As reported                                                         ($0.02)             ($0.02)
   Pro forma                                                           ($0.04)             ($0.04)



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

For the three months ended March 31, 2003, a total of 2,993,421 shares issuable upon the exercise of outstanding stock options and for the three months ended
March 31, 2002, a total of 2,811,987 shares issuable upon the exercise of outstanding stock options have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 110,062 shares as of March 31, 2003 and as of March 31, 2002 were excluded from the diluted earnings per share calculation for the respective three-month periods as the inclusion would be anti-dilutive.


SEGMENT REPORTING

 The Company's business is conducted in two operating segments, based on each of the subsidiaries, Aladdin Systems and Aladdin Enterprise Solutions. The
Company's chief operating decision maker is the Chief Executive Officer who reviews one set of financial data that is broken down into the Company's two operations, for purposes of making operating decisions and assessing performance. The Company evaluates performance based on income or loss from operations before income taxes. The Company does allocate assets to its individual operating segments.

The following table details segment information for the periods indicated:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           2003                   2002
                                                           ----                   ----

Aladdin Systems
        Sales                                             $2,024,206            $1,431,765
        Income (loss) from operations                        101,188            ($213,149)

Aladdin Enterprise Solutions
        Sales                                                      -                     -
        Income (loss) from operations                     ($392,145)                     -

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Aladdin Systems Holdings, Inc., ("Holdings" or the "Company") is a technology holding company located in Watsonville, California. Through its two wholly-owned subsidiaries, Aladdin Systems, Inc. ("Aladdin Systems") and Aladdin Enterprise Solutions, Inc. ("Aladdin Enterprise"), the Company focuses on providing software products and solutions that align people, business and technology, and serves the consumers, small business and enterprise markets.

Aladdin Systems - Aladdin Systems, formed in 1989, develops and publishes software for the consumer, corporate and government markets. Aladdin Systems' software is primarily designed to run on the Windows and Macintosh operating systems.

Aladdin Enterprise - In October 2002, we acquired Erevu Incorporated, a development stage company that focuses on the enterprise marketplace. Upon completion of the acquisition, Erevu was renamed Aladdin Enterprise Solutions. Aladdin Enterprise addresses the needs of the distributed computing environment, making it more manageable, robust, efficient and secure. Aladdin Enterprise's autonomic computing suite offers a unique business-adapting platform governed by simple-language policy management tools. This virtual computing framework intelligently controls the disparate systems and costs in a distributed network improving the overall return-on-investment, lowering the total-cost-of-ownership while increasing productivity.


Aladdin Systems, Inc.

Aladdin Systems has organized its software product lines into three groups:

o        Compression and Information Access
o        Security and Internet
o        Software Compilations

In the three month period ending March 31, 2003, Aladdin Systems released a new version of StuffIt for Windows (StuffIt Deluxe 8.0 and StuffIt Standard Edition 8.0). The StuffIt 8.0 release introduced our new StuffIt X file format to the Windows platform. The StuffIt X format has our new Aladdin Atom compression technology, 512 bit encryption, and built in error correction. The StuffIt X format is designed to handle the requirement of distributing and managing information.

In addition to the release of StuffIt 8.0 for Windows, we also released our second Ten for X title for the Macintosh market. The new Ten for X Games Volume 1 is a collection of award winning games that retails for $49.99, which if purchased individually, would cost a consumer over $200.


Aladdin Enterprise Solutions, Inc.

Aladdin Enterprise's ActionPoint System (TM) is a platform-independent policy-based computing environment designed to align business objectives with IT infrastructure and resources. Using ActionPoint policies, an enterprise can transform its diverse computing environments into a single integrated, adaptive network with autonomic capabilities for enhanced security and self-management.

With Aladdin Enterprise's software, customers can continue utilizing the variety of computers and platforms already in place and make them run together as one entity. The ActionPoint System runs any of these systems, or combinations of these systems using autonomic policy-based decision-making and management tools.

ActionPoint brings system management costs in line and leverages the computing resources that exist throughout the organization, addressing the top two priorities of CIOs : reduce spending and increase shareholder return. Other advantages include: greatly improving performance, adaptability, change management, security, and disaster recovery -- all without making expensive architectural changes.

In March 2003, Aladdin Enterprise Solutions signed its first contract with a major financial information company to deploy its ActionPoint System. Since this type of revenue falls under the revenue recognition policy of SOP 97-2, no revenue was recognized during that month since all the criteria had not been fully met yet. It is expected that the full amount of the contract will be recognized in the three-month period ending June 30, 2003.


RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of net revenues for the three-month periods ended March 31, 2003 and March 31, 2002.

                                                  Three months ended March 31,
                                                    2003                2002
                                                    ----                ----

Sales                                               100%                100%
Cost of sales                                        15                  9
                                              ------------------ -------------------
   Gross Profit                                      85                  91

Marketing, sales and support                         49                  54
Research and development                             29                  33
General and administrative                           21                  19
                                              ------------------ -------------------
   Total operating expenses                          99                 106

Income (loss) from operations                       (14)                (15)

Other income (expense) net                           (1)                 -
                                              ------------------ -------------------

Income (loss) before income tax                     (15)                (15)
Income tax expense (benefit)                          -                 (1)
                                              ------------------ -------------------
Net income (loss)                                   (15%)              (14%)
                                              ================== ===================


Total Sales                                THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                             2003                 2002              CHANGE
                                             ----                 ----              ------

Aladdin Systems                                $2,024,206          $1,431,765               41%
Aladdin Enterprise                                      -                   -                 -
                                      -------------------- ------------------- -----------------
     Total sales                               $2,024,206          $1,431,765               41%


Sales for Aladdin Systems increased 41% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was based on sales of new Aladdin Systems products which were not available in the three months ended March 31, 2002: Easy Uninstall, Internet Cleanup, Ten for X Utilities, Ten for X Games and ZipMagic. In March 2003, we also released a new version of StuffIt for Windows, which helped increase the sales for the quarter.


Sales Over Our Website

Sales of our products from our Websites, www.aladdinsys.com and , accounted for 45% of net sales in the three-month period ended March 31, 2003 and in the comparable period in 2002.


COST OF SALES                                             THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                        2003                      2002
                                                        ----                      ----

Aladdin Systems                                               $302,507                   $124,921
Aladdin Enterprise                                                   -                          -
                                               ------------------------ --------------------------
     Total cost of sales                                      $302,507                   $124,921
     Percentage of net sales                                       15%                         9%

Cost of sales for Aladdin Systems, as a percentage of net sales for Aladdin
Systems, increased 6% in the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. This increase was due to increased royalty costs associated with the Ten for X compilation products and our recently acquired products, Internet Cleanup, Easy Uninstall and ZipMagic.
Capitalized software amortization costs also increased in 2003 as a result of these three new products acquired in October 2002.

Cost of sales for Aladdin Systems is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.


OPERATING EXPENSES

MARKETING, SALES AND SUPPORT                THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                              2003               2002               CHANGE
                                              ----               ----               ------

Aladdin Systems                                 $821,094            $778,519                   5%
Aladdin Enterprise                               178,499                   -                    -
                                        ----------------- ------------------- --------------------
     Total                                      $999,593            $778,519                  28%
     Percentage of net sales                         49%                 54%


Marketing, sales and support expenses for Aladdin Systems increased 5% in the three-month period ended March 31, 2003 as compared with the three-month period ended March 31, 2002. In 2003, we started the localization process for StuffIt for Windows earlier in the year than in 2002, since we shipped the new version earlier. We also incurred expenses in the three-month period ended March 31, 2003 to localize one of our new products, Internet Cleanup.



Marketing, sales and support expenses for Aladdin Enterprise in the three-month period ended March 31, 2003 include payroll and benefits for 4 employees as well as contracting fees for marketing work.

RESEARCH AND DEVELOPMENT                    THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                              2003                2002                CHANGE
                                              ----                ----                ------

Aladdin Systems                                   $503,620           $471,805                    7%
Aladdin Enterprise                                  80,742                  -
                                       -------------------- ------------------ ---------------------
     Total                                        $584,362           $471,805                   24%
     Percentage of net sales                           29%                33%


Research and development expenses for Aladdin Systems increased 7% in the three-month period ended March 31, 2003 as compared with the three-month period ended March 31, 2002. This increase was mostly related to an increase in payroll expenses due to the partial restoration of employee salary reductions made in late 2002.

Research and development expenses for Aladdin Enterprise consist of contract programming fees as well as amortization expenses for software development.


GENERAL AND ADMINISTRATIVE                   THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                2003                2002              CHANGE
                                                ----                ----              ------

Aladdin Systems                                     $295,797          $269,669                 10%
Aladdin Enterprise                                   132,904                 -
                                        --------------------- ----------------- -------------------
     Total                                          $428,701          $269,669                 59%
      Percentage of net sales                            21%               19%


General and administrative expenses are composed principally of salaries of administrative personnel and fees for professional services. These expenses for Aladdin Systems increased 10% in the three-month period ended March 31, 2003 as compared with the three-month period ended March 31, 2002. This increase was due to the an increase in fees for professional services and an increase in payroll expenses due to the partial restoration of employee salary reductions made in late 2002.

General and administrative expenses for Aladdin Enterprise consist of payroll for one employee, fees for professional services and depreciation.


PROVISION FOR INCOME TAXES

We currently operate at a loss and expect to operate at a loss until revenues increase. We have recorded a full valuation allowance on the deferred tax assets that pertain primarily to net operating loss carryforwards. The valuation allowance will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable from the utilization of these losses. While we have considered the future taxable income and the need for the valuation allowance, in the event the Company were to determine that it would be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be made in the period such determination was made. California tax law placed a moratorium on the use of net operating loss carryforwards for 2002 and 2003. If we incur a net income for the year, we may not be able to utilize the California net operating loss carryforwards to offset the income and therefore, we may have tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 31, 2003, net cash provided by operating activities was $167,450 compared with $95,520 provided by operating activities for the comparable period in 2002.

Net cash used in investing activities in the three months ended March 31, 2003 was $161,919 compared with $10,071 used in investing activities in the comparable period in 2002, reflecting an increase in cash used for software development.

Net cash used in financing activities for the three months ended March 31, 2003 was $157,727 as compared with $26,407 during the comparable period in 2002. During the three months ended March 31, 2003, we made our first payment to Vcommunications, Inc. of $75,000 for the acquisition of Easy Uninstall, Internet Cleanup and ZipMagic and we also made payments to Stellant, Inc. totaling $65,625 for prepaid royalties related to these same products.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, licensing of third party products, resources devoted to marketing and selling the Company's services and brand promotions and other factors. At March 31, 2003, the Company had cash and cash equivalents totaling $431,457.

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


RISKS AND UNCERTAINTIES

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries, and corporate IT spending. Our operating results can and will be affected by the current global economic conditions and reduced consumer spending. If these economic conditions do not improve, or if we experience a continued weakening, we may experience material adverse impacts on our business operating results and financial condition. In contrast to positive market growth predicted by many market research firms, we expect sales in the consumer retail channel to continue to be flat to weak and information technology ("IT") spending to remain flat or decrease in 2003. The current economic conditions have also put financial pressure on our distribution and retail partners for software products worldwide. This could result in potential financial risk to us by affecting our ability to collect our receivables.

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

Revenue of software licenses and services for Aladdin Enterprise Solutions is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement.


Capitalized Software

Our capitalized software costs include the acquisition of software rights as well as costs incurred once the point of technological feasibility is reached, primarily for external contracting fees paid to developers. The amortization charged to each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 60 months. Our estimates of total revenues are based on sales forecasts for the products. If sales volumes were to unexpectedly decrease for reasons such as changes in customer demand or the introduction of new products by our competitors, we would need to increase the amortization of our capitalized software, decreasing our earnings


ITEM 3: LEGAL PROCEEDINGS

None


ITEM 4: PROCEDURES AND CONTROLS

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


PART II

ITEM 5.  OTHER INFORMATION

On March 27, 2003, the Company's Board of Directors approved an increase in the number of shares of common stock covered by the Company's 1999 Stock Option Plan from two million shares to four million shares. Such approval by the Board of Directors was subject to the consent of the Company's stockholders.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    EXHIBITS.

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


ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)


/s/ Jonathan Kahn
                                                                       5/13/03
-----------------------------------
(Jonathan Kahn, Chief Executive Officer, President and Director)




/s/ Alexandra Gonzalez                                                 5/13/03

-----------------------------------

(Chief Financial Officer, Secretary)