Form 10QSB
period 2003-06-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2003-08-13
CIK 1098875

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(D) OF THE SECURITIES EXCHANGE ACT
                     OF 1934. FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2003


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____ TO ____.



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

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|


NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK S OF AUGUST 12, 2003: COMMON STOCK: 12,230,272

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                TABLE OF CONTENTS




                                                                         Page

PART I

Item 1. Financial Statements

     Condensed Consolidated Balance Sheet as of June 30, 2003                1

     Condensed Consolidated Statements of Operations for the Three
      and Six Months Ended June 30, 2003                                     2

     Condensed Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 2003 and 2002                                   3

     Notes to Condensed Consolidated Financial Statements                    4

Item 2. Management's Discussion and Analysis of Financial                    7
        Condition and Results of Operations

Item 3. Procedures and Controls                                             14


PART II

Item 1.  Legal Proceedings                                                  15

Item 5.  Other information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  15

Certifications                                                              16

Exhibit                                                                     18

PART 1
ITEM 1: FINANCIAL STATEMENTS

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
Cash and cash equivalents                                              $178,625
Accounts receivable (net of allowance of $90,592)                     1,067,143
Inventories                                                              77,271
Prepaid expenses and other current assets                               191,737
                                                                     ----------
  Total current assets                                                1,514,776

Capitalized software, net                                             1,646,094
Property and equipment, net                                             285,191
                                                                     ----------

                                                                     $3,446,061
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                   $359,735
Related party notes                                                     150,062
Accounts payable                                                        715,866
Accrued expenses and other liabilities                                  392,894
                                                                     ----------
  Total current liabilities                                           1,618,557

Long-term debt                                                          172,756

Stockholders' Equity:
Preferred stock, $.001 par value: 1,000,000 shares authorized;
  none issued and outstanding                                                --
Common stock, $.001 par value;  50,000,000 shares authorized;
  12,230,272 issued and outstanding                                      12,230
Paid-in capital                                                       2,144,842
Retained deficit                                                       (502,324)
                                                                     ----------
  Total stockholders' equity                                          1,654,748
                                                                     ----------

                                                                     $3,446,061
                                                                     ==========



     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                   2003               2002               2003              2002
                                                   ----               ----               ----              ----

Sales                                           $1,838,867         $1,672,869         $3,863,073        $3,104,634

Cost of sales                                      223,258            166,434            525,765           291,355
                                         --------------------------------------------------------------------------

Gross profit                                     1,615,609          1,506,435          3,337,308         2,813,279

Operating Expenses:
Marketing, sales and support                       940,289            696,496          1,939,883         1,475,015
Research and development                           617,979            435,996          1,202,341           907,801
General and administrative                         247,869            229,443            676,570           499,112
                                         --------------------------------------------------------------------------

Total operating expenses                         1,806,137          1,361,935          3,818,794         2,881,928

Income (loss) from operations                     (190,528)            144,500          (481,486)          (68,649)

Other Income (expense):
Interest expense                                    (4,320)            (6,408)            (9,176)          (13,614)
Other                                              (51,167)                 38           (49,059)              (13)
                                         --------------------------------------------------------------------------

Income (loss) before income taxes                 (246,015)            138,130          (539,721)          (82,276)

    Income tax expense (benefit)                        --                  --                 --          (26,734)
                                         --------------------------------------------------------------------------

Net income (loss)                                ($246,015)           $138,130         ($539,721)         ($55,542)
                                         ==========================================================================


Earnings (loss) per share - basic and
diluted                                             ($0.02)              $0.01            ($0.04)           ($0.01)
                                         ==========================================================================

Shares used in computing basic and
diluted earnings (loss) per share               12,230,272          9,792,635         12,230,272         9,792,635
                                         ==========================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Six months ended June 30,
                                                                          2003              2002
                                                                          ----              ----

Net cash provided by operating activities                                $140,412          $188,521

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                 --               350
  Acquisition of property and equipment                                   (50,012)           (8,583)
  Acquisition of software rights and capitalized software
  development costs                                                      (270,664)          (55,500)
                                                                    --------------------------------
         Net cash used in investing activities                           (320,676)          (63,733)

Cash flows from financing activities:
  Repayment of long- term debt                                           (224,764)          (56,092)
                                                                    --------------------------------
       Net cash used in financing activities                             (224,764)          (56,092)
                                                                    --------------------------------

      Net increase (decrease) in cash and cash equivalents               (405,028)           68,696

Cash and cash equivalents at beginning of period                          583,653            96,973
                                                                    --------------------------------

Cash and cash equivalents at end of period                               $178,625          $165,669
                                                                    ================================

Cash paid during the period for:
       Interest                                                            $9,176           $14,795
                                                                    ================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002, do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary to make the financial statements not misleading. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

CUSTOMER INDEMNIFICATION

From time to time, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. As of June 30, 2003, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company's products infringe the intellectual property rights of any third parties.

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

         SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grants in 2003 and 2002; stock price volatility, 90.76% in the six months ended June 30, 2003 and 125.63% in the six months ended June 30, 2002; risk free interest rate, 3.95% in the six months ended June 30, 2003, and 4.98% in the six months ended June 30, 2002; and no dividends during the expected term.

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net earnings (loss) per share, basic and diluted, would have been as follows:



                                                        Three months ended June 30,     Six months ended June 30,
                                                           2003              2002         2003           2002
                                                           ----              ----         ----           ----

Net income (loss), as reported                           ($246,015)        $138,130    ($539,721)        ($55,542)
Stock based compensation, net of taxes,
     determined under the intrinsic value
      method                                                    --               --           --               --
Stock-based compensation, net of taxes,
     determined under the fair value
     method                                                124,965          177,175      265,756          348,553
                                                  ----------------------------------------------------------------
Pro forma net loss                                       ($370,980)        ($39,045)   ($805,477)       ($404,095)

Basic and diluted net earnings (loss) per
    share
   As reported                                              ($0.02)           $0.01       ($0.04)          ($0.01)
   Pro forma                                                ($0.03)           $0.00       ($0.07)          ($0.04)

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

For the six months ended June 30, 2003, a total of 2,990,421 shares issuable upon the exercise of outstanding stock options and for the six months ended June 30, 2002, a total of 2,802,979 shares issuable upon the exercise of outstanding stock options have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 110,062 shares as of June 30, 2003 and as of June 30, 2002 were excluded from the diluted earnings per share calculation for the respective six-month periods, as the inclusion would be anti-dilutive.


RELATED PARTY NOTES

Notes payable to related parties include four notes for a total of $150,062. Three notes are payable on demand and one is a promissory note. Interest on the three demand notes is compounded daily and is payable monthly at an annual rate of 8.92% for two notes and 7% for one note. All three demand notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At June 30, 2003 the demand notes payable are convertible at $1.00 per share.

The promissory note was incurred during the three months ended June 30, 2003. Interest on this note will be accrued at an annual rate equal to 3-month LIBOR plus 1%. The principal sum including interest is due on or before December 24, 2005.

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

The following table details segment information for the periods indicated:

Total Sales                            JUNE 30, 2003           JUNE 30, 2002
                                       -------------           -------------

Three months ended:
     Aladdin Systems                   $1,828,867                   $1,672,869
     Aladdin Enterprise                    10,000                           --
                                 ---------------------------------------------
Total sales                            $1,838,867                   $1,672,869

Six months ended:
     Aladdin Systems                   $3,852,273                   $3,104,634
     Aladdin Enterprise                    10,800                           --
                                 ----------------------------------------------
Total sales                            $3,863,073                   $3,104,634


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

Aladdin Enterprise - Aladdin Enterprise addresses the needs of the distributed computing environment, making it more manageable, robust, efficient and secure. Aladdin Enterprise's autonomic computing suite offers a unique business-adapting platform governed by simple-language policy management tools. This virtual computing framework intelligently controls the disparate systems and costs in a distributed network improving the overall return-on-investment, lowering the total-cost-of-ownership while increasing productivity.


Aladdin Systems, Inc.

Aladdin Systems has organized its software product lines into three groups:


         o        Compression and Information Access
         o        Security and Internet
         o        Software Compilations

In the three-month period ended June 30, 2003, Aladdin Systems released three products - Spring Cleaning 6.0, Internet Cleanup 1.0 for Macintosh, and Ten for X Utilities-Volume 2, as well as localized versions of Internet Cleanup 3.0 for Windows and localized versions of StuffIt Deluxe for Windows in French, German and Japanese.

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

ActionPoint brings system management costs in line and leverages the computing resources that exist throughout the organization, addressing the top two priorities of Chief Information Officers (CIOs): reduce spending and increase shareholder return. Other advantages include: greatly improving performance, adaptability, change management, security, and disaster recovery -- all without making expensive architectural changes.

In March 2003, Aladdin Enterprise Solutions signed its first contract with a major financial information company to deploy its ActionPoint System. Since this type of revenue falls under the revenue recognition policy of SOP 97-2, no revenue was recognized as of June 30, 2003 since all the criteria has not been fully met yet. Costs of $31,250 associated with this contract have also been deferred and recorded as other assets.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of sales.

                                                 Three months ended June 30,           Six months ended June 30,
                                                   2003               2002              2003              2002
                                                   ----               ----              ----              ----

Sales                                              100%               100%              100%              100%
Cost of sales                                       12                 10                14                 9
                                            ------------------- ----------------- ----------------- -----------------
   Gross Profit                                     88                 90                86                91

Marketing, sales and support                        51                 41                49                48
Research and development                            34                 26                31                29
General and administrative                          13                 14                18                16
                                            ------------------- ----------------- ----------------- -----------------
   Total operating expenses                         98                 81                98                93

Income (loss) from operations                      (10)                 9               (12)               (2)

Other expense net                                   (3)                (1)               (2)               (1)
                                            ------------------- ----------------- ----------------- -----------------

Income (loss) before income tax                    (13)                 8               (14)               (3)
Income tax expense (benefit)                         0                  0                 0                (1)
                                            ------------------- ----------------- ----------------- -----------------
Net income (loss)                                  (13%)                8%              (14%)              (2%)
                                            =================== ================= ================= =================

Total Sales                                             JUNE 30, 2003                JUNE 30, 2002           % CHANGE
                                                        -------------                -------------           --------

Three months ended:
     Aladdin Systems                                       $1,828,867                   $1,672,869                 9%
     Aladdin Enterprise                                        10,000                           --
                                           ---------------------------------------------------------------------------
Total sales                                                $1,838,867                   $1,672,869                10%

Six months ended:
     Aladdin Systems                                       $3,852,273                   $3,104,634                24%
     Aladdin Enterprise                                        10,800                           --
                                           ---------------------------------------------------------------------------
Total sales                                                $3,863,073                   $3,104,634                24%


Sales for Aladdin Systems increased 9% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase was based on sales of new and localized products, some of which were not available in the three months ended June 30, 2002. In the three-month period ended June 30, 2003, Aladdin Systems released three products - Spring Cleaning 6.0, Internet Cleanup
1.0 for Macintosh, and Ten for X Utilities-Volume 2, as well as localized versions of Internet Cleanup 3.0 for Windows and localized versions of StuffIt Deluxe for Windows in French, German and Japanese.

Sales for Aladdin Systems increased 24% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was based on sales of new Aladdin Systems products which were not available in the six months ended June 30, 2002 such as, Easy Uninstall, Internet Cleanup, Ten for X Utilities, Ten for X Games and ZipMagic. In March 2003, we also released a new version of StuffIt for Windows.

Sales for Aladdin Enterprise in the three months and six months ended June 30, 2003 included contracts for web related development work.

Sales Over Our Website

Sales of our products from our Websites, www.aladdinsys.com and www.stuffit.com, accounted for 42% of net sales in the three-month period ended June 30, 2003 and 41% in the three-month period ended June 30, 2002.

Sales of our products from our Websites accounted for 44% of net sales in the six-month period ended June 30, 2003 and 43% in the six-month period ended June 30, 2002.


COST OF SALES                      JUNE 30, 2003     % SALES        JUNE 30, 2002       % SALES
                                   -------------     -------        -------------       -------

Three months ended:
     Aladdin Systems                   $222,898          12%              $166,434          10%
     Aladdin Enterprise                     360           4                     --          --
                           ---------------------------------------------------------------------
Total cost of sales                    $223,258          12%              $166,434          10%

Six months ended:
     Aladdin Systems                   $525,105          14%              $291,355           9%
     Aladdin Enterprise                     660           6                     --          --
                           ---------------------------------------------------------------------
Total cost of sales                    $525,765          14%              $291,355           9%


Cost of sales for Aladdin Systems, as a percentage of net sales for Aladdin Systems, increased from 10% to 12% of sales for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002. In the six-month period ended June 30, 2003, the cost of sales increased 5%, as a percentage of net sales for Aladdin Systems, compared to the six-month period ended June 30, 2002. Both of these increases were due to increased royalty costs associated with the Ten for X compilation products and our recently acquired products, Internet Cleanup, Easy Uninstall and ZipMagic. Capitalized software amortization costs also increased in 2003 as a result of these three new products acquired in October 2002.

Cost of sales for Aladdin Systems is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.

Cost of sales for Aladdin Enterprise includes external developers working on the web contracts.

OPERATING EXPENSES

TOTAL MARKETING, SALES & SUPPORT                        JUNE 30, 2003                JUNE 30, 2002           % CHANGE
                                                        -------------                -------------           --------

Three months ended:
     Aladdin Systems                                         $808,069                     $696,496                16%
     Aladdin Enterprise                                       132,220                           --
                                           ---------------------------------------------------------------------------
Total                                                        $940,289                     $696,496                35%

Six months ended:
     Aladdin Systems                                       $1,629,163                   $1,475,015                10%
     Aladdin Enterprise                                       310,720                           --
                                           ---------------------------------------------------------------------------
Total                                                      $1,939,883                   $1,475,015                32%

Marketing, sales and support expenses for Aladdin Systems increased 16% and 10% in the three-month period and six-month period ended June 30, 2003 as compared with the three-month period and six-month period ended June 30, 2002, respectively. Both of those increases are due to product advertising, marketing consultants and contractor expense increases.

Marketing, sales and support expenses for Aladdin Enterprise in the three-month period and six-month period ended June 30, 2003 include payroll and benefits for 4 employees as well as contracting fees for marketing work.


TOTAL RESEARCH & DEVELOPMENT                            JUNE 30, 2003                JUNE 30, 2002             % CHANGE
                                                        -------------                -------------             --------

Three months ended:
     Aladdin Systems                                         $545,525                     $435,996                25%
     Aladdin Enterprise                                        72,454                           --
                                           ---------------------------------------------------------------------------
Total                                                        $617,979                     $435,996                42%

Six months ended:
     Aladdin Systems                                       $1,049,145                     $907,801                16%
     Aladdin Enterprise                                       153,196                           --
                                           ---------------------------------------------------------------------------
Total                                                      $1,202,341                     $907,801                32%

Research and development expenses for Aladdin Systems increased 25% and 16% in the three-month period and six-month period ended June 30, 2003, as compared with the three-month period and six-month ended June 30, 2002, respectively. Both of these increases were mostly related to an increase in payroll expenses due to restoration of 2002 salary reductions. We also incurred additional expenses in the three-month period ended June 30, 2003 to outsource some software development for our new products.

Research and development expenses for Aladdin Enterprise consist of contract programming fees as well as amortization expenses for software development.


TOTAL GENERAL & ADMINISTRATIVE                          JUNE 30, 2003                JUNE 30, 2002             % CHANGE
                                                        -------------                -------------             --------
Three months ended:
     Aladdin Systems                                         $228,700                     $229,443                 0%
     Aladdin Enterprise                                        19,169                           --
                                           ---------------------------------------------------------------------------
Total                                                        $247,869                     $229,443                 8%

Six months ended:
     Aladdin Systems                                         $524,497                     $499,112                 5%
     Aladdin Enterprise                                       152,073                           --
                                           ---------------------------------------------------------------------------
Total                                                        $676,570                     $499,112                36%

General and administrative expenses are composed principally of salaries of administrative personnel and fees for professional services. These expenses for Aladdin Systems in the three-month period ended June 30, 2003 were about the same as compared with the three-month period ended June 30, 2002.

General and administrative expenses for Aladdin Systems increased 5% in the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. This increase was due to the an increase in fees for professional services and an increase in payroll expenses due to the partial restoration of employee salary reductions made in late 2002.

General and administrative expenses for Aladdin Enterprise consist of payroll for one employee, fees for professional services and depreciation.

OTHER EXPENSE

Other expense for the three and six months ended June 30, 2003 includes $61,216 for a loss on the disposition of assets related to the sale of two computer servers in June 2003.

PROVISION FOR INCOME TAXES

We currently operate at a loss and expect to operate at a loss until revenues increase. We have recorded a full valuation allowance on the deferred tax assets that pertain primarily to net operating loss carryforwards. The valuation allowance will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable from the utilization of these losses. While we have considered the future taxable income and the need for the valuation allowance, in the event the Company were to determine that it would be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be made in the period such determination was made. California tax law placed a moratorium on the use of net operating loss carryforwards for 2002 and 2003. If we incur a net income for the year, we may not be able to utilize the California net operating loss carryforwards to offset the income and therefore, we may have state tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2003, net cash provided by operating activities was $140,412 compared with $188,521 provided by operating activities for the comparable period in 2002.

Net cash used in investing activities in the six months ended June 30, 2003 was $320,676 compared with $63,733 used in investing activities in the comparable period in 2002, reflecting an increase in cash used mostly for software development by Aladdin Enterprise.

Net cash used in financing activities for the six months ended June 30, 2003 was $224,764 as compared with $56,092 during the comparable period in 2002. During the six months ended June 30, 2003, we made payments to Vcommunications, Inc. in the amount of $155,000 for the acquisition of Easy Uninstall, Internet Cleanup and ZipMagic and we also made payments to Stellant, Inc. totaling $75,000 for prepaid royalties related to these same products.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, licensing of third party products, resources devoted to marketing and selling the Company's services and brand promotions and other factors. At June 30, 2003, the Company had cash and cash equivalents totaling $178,625.

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


RISKS AND UNCERTAINTIES

Our business is subject to the effects of general economic conditions worldwide, and in particular, market conditions in the software and computer industries, and government, corporate and consumer spending. Our operating results can and will be affected by the current global economic conditions and reduced consumer spending. If these economic conditions do not improve, or if we experience a continued weakening, we may experience material adverse impacts on our business operating results and financial condition. In contrast to positive market growth predicted by many market research firms, we expect sales in the consumer retail channel to continue to be flat to weak and information technology ("IT") spending to remain flat or decrease in 2003. The current economic conditions have also put financial pressure on our distribution and retail partners for software products worldwide. This could result in potential financial risk to us by affecting our ability to collect our receivables.

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

Revenue of software licenses and services for Aladdin Enterprise Solutions is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence of fair value exists to allocate the total fee among delivered and undelivered elements in the arrangement.


Capitalized Software

Our capitalized software costs include the acquisition of software rights as well as costs incurred once the point of technological feasibility is reached, primarily for external contracting fees paid to developers. The amortization charged to each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product, or (b) 60 months. Our estimates of total revenues are based on sales forecasts for the products. If sales volumes were to unexpectedly decrease for reasons such as changes in customer demand or the introduction of new products by our competitors, we would need to increase the amortization of our capitalized software, decreasing our earnings


ITEM 3: PROCEDURES AND CONTROLS

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 5. OTHER INFORMATION

On March 27, 2003, the board of directors approved an amendment to the Company's 1999 Stock Option Plan that increased the number of shares covered by the Company's Stock Option Plan by 4,000,000 shares. This increase is subject to shareholders approval that the Company has yet to seek.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS.

              Exhibit 99.1 Certification of Chief Financial Officer pursuant to Section 906 as well as Section 302 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

              None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)


/s/ Jonathan Kahn                                    8/13/03
------------------------------------
(Jonathan Kahn, Chief Executive Officer, President and Director)




/s/ Alexandra Gonzalez                               8/13/03
------------------------------------
(Alexandra Gonzalez, Chief Financial Officer, Secretary)

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  August 13, 2003                             /s/ Jonathan Kahn
                                                   -----------------------------
                                                   Jonathan Kahn
                                                   Chief Executive Officer

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  August 13, 2003                             /s/ Alexandra Gonzalez
                                                   -----------------------------
                                                   Alexandra Gonzalez
                                                   Chief Financial Officer