Form 10QSB
period 2003-09-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2003-11-12
CIK 1098875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003


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


                             (cover page continued)

Number of shares outstanding of each of the registrant's classes of common stock as of November 11, 2003: Common Stock: 12,230,272

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                Table of Contents




                                                                            Page


PART I

Item 1.            Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2003              3

   Condensed Consolidated Statements of Operations for the Three
      and Nine Months Ended September 30, 2003                                4

   Condensed Consolidated Statements of Cash Flows for the Nine
       Months Ended September 30, 2003 and 2002                               5

   Notes to Condensed Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial                    8
        Condition and Results of Operations

Item 3.  Controls and Procedures                                             17


PART II

Item 1.  Legal Proceedings                                                   17

Item 5.  Other information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   15

Part 1
Item 1: Financial Statements

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                  ASSETS

Current Assets:
Cash and cash equivalents                                                              $265,555
Accounts receivable  (net of returns allowance of $72,056)                              989,939
Inventories                                                                              83,807
Prepaid expenses and other current assets                                               202,227
                                                                            --------------------
  Total current assets                                                                1,541,528

Capitalized software, net                                                             1,555,648
Property and equipment, net                                                             277,011
                                                                            --------------------

                                                                                     $3,374,187
                                                                            ====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                                   $542,410
Related party notes                                                                     110,062
Accounts payable                                                                        532,897
Accrued expenses and other liabilities                                                  492,803
                                                                            --------------------
  Total current liabilities                                                           1,678,172

Long-term debt, net of current maturities                                                87,839

Total liabilities                                                                     1,766,011

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares authorized;
  none issued and outstanding                                                                 -
Common stock, $.001 par value;  50,000,000 shares authorized;
  12,230,272 issued and outstanding                                                      12,230
Paid-in capital                                                                       2,144,842
Accumulated deficit                                                                   (548,896)
                                                                            --------------------
  Total stockholders' equity                                                          1,608,176
                                                                            --------------------

                                                                                     $3,374,187
                                                                            ====================



     See accompanying notes to Condensed Consolidated Financial Statements.

                                                                                              3

                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                             Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                               2003               2002               2003                2002
                                               ----               ----               ----                ----

Sales                                           $2,034,472         $1,943,060         $5,897,545        $5,047,694

Cost of sales                                      246,724            200,262            772,488           491,617
                                         --------------------------------------------------------------------------

Gross profit                                     1,787,748          1,742,798          5,125,057         4,556,077

Operating Expenses:
Marketing, sales and support                       899,843            722,087          2,839,728         2,197,102
Research and development                           615,569            463,460          1,817,909         1,371,261
General and administrative                         321,052            218,105            997,622           717,217
                                         --------------------------------------------------------------------------

Total operating expenses                         1,836,464          1,403,652          5,655,259         4,285,580

Income (loss) from operations                     (48,716)            339,146          (530,202)           270,497

Other Income (expense):
Interest expense                                   (3,771)            (5,799)           (12,947)          (19,413)
Other                                                5,915              2,816           (43,144)             2,803
                                         --------------------------------------------------------------------------

    Income (loss) before income taxes             (46,572)            336,163          (586,293)           253,887

    Income tax expense (benefit)                         -                  -                  -          (26,734)
                                         --------------------------------------------------------------------------

Net income (loss)                                ($46,572)           $336,163         ($586,293)          $280,621
                                         ==========================================================================


Earnings (loss) per share - basic and
diluted                                            ($0.00)              $0.03            ($0.05)             $0.03
                                         ==========================================================================

Shares used in computing basic and
diluted earnings (loss) per share               12,230,272          9,792,635         12,230,272         9,792,635
                                         ==========================================================================





                                See accompanying notes to Condensed Consolidated Financial Statements.



                                                                                                                 4


                 Aladdin Systems Holdings, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                            Nine months ended Sept. 30,
                                                                              2003              2002
                                                                              ----              ----

Net cash provided by operating activities                                    $211,880          $597,562

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                      -               350
  Acquisition of property and equipment                                      (67,307)           (8,583)
  Acquisition of software rights and capitalized software
  development costs                                                         (295,664)          (55,500)
                                                                    ------------------------------------
         Net cash used in investing activities                              (362,971)          (63,733)

Cash flows from financing activities:
  Repayment of long- term debt                                              (167,007)          (77,597)
                                                                    ------------------------------------
       Net cash used in financing activities                                (167,007)          (77,597)
                                                                    ------------------------------------

      Net increase (decrease) in cash and cash equivalents                  (318,098)           456,232

Cash and cash equivalents at beginning of period                              583,653            96,973
                                                                    ------------------------------------

Cash and cash equivalents at end of period                                   $265,555          $553,205
                                                                    ====================================

Cash paid during the period for:
       Interest                                                               $12,947           $19,517
                                                                    ====================================




     See accompanying notes to Condensed Consolidated Financial Statements.



                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary to make the financial statements not misleading. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. As of September 30, 2003, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company's products infringe the intellectual property rights of any third parties.

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

SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grants in 2003 and 2002; stock price volatility, 69.64% in the nine months ended September 30, 2003 and 132.55% in the nine months ended September 30, 2002; risk free interest rate, 3.89% in the nine months ended September 30, 2003, and 4.8% in the nine months ended September 30, 2002; and no dividends during the expected term.

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net earnings (loss) per share, basic and diluted, would have been as follows:


                                               Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                    2003             2002             2003              2002
                                                    ----             ----             ----              ----

Net income (loss), as reported                       ($46,572)         $336,163       ($586,293)          $280,621
Stock based compensation, net of taxes,
determined under the intrinsic value method
                                                             -                -                -                 -
Stock-based compensation, net of taxes,
determined under the fair value method
                                                        93,328          173,022          359,084           521,575
                                               ----------------- ---------------- ---------------- -----------------
Pro forma net income (loss)                         ($139,900)         $163,141       ($945,377)        ($240,954)

Basic and diluted net earnings (loss) per
share
   As reported                                         ($0.00)            $0.03          ($0.05)             $0.03
   Pro forma                                           ($0.01)            $0.02          ($0.08)           ($0.02)


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

For the three and nine months ended September 30, 2003, a total of 2,967,175 shares issuable upon the exercise of outstanding stock options and for the three and nine months ended September 30, 2002, a total of 2,795,265 shares issuable upon the exercise of outstanding stock options have been excluded from the diluted earnings per share calculation, as their inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 110,062 shares as of September 30, 2003 and as of September 30, 2002 were excluded from the diluted earnings per share calculation for the respective nine-month periods, as their inclusion would be anti-dilutive.


Related Party Notes

Notes payable to related parties include four notes for a total of $306,062. Three notes are payable on demand and one is a promissory note. Interest on the three demand notes is compounded daily and is payable monthly at an annual rate of 8.92% for two notes and 7% for one note. All three demand notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At September 30, 2003 the demand notes payable are convertible at $1.00 per share.

Interest on the promissory note will be accrued at an annual rate equal to 3-month LIBOR plus 1%. At September 30, 2003, 3-month LIBOR rate was 1.1598%. The principal sum including interest is due on or before December 24, 2005.

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

The following table details segment information for the periods indicated:


Total Sales                            September 30, 2003 September 30, 2002
                                       ------------------ ------------------

Three months ended:
     Aladdin Systems                          $2,034,472         $1,943,060
     Aladdin Enterprise                                -                  -
                                        ----------------- ------------------
Total sales                                   $2,034,472         $1,943,060

Nine months ended:
     Aladdin Systems                          $5,886,745         $5,047,694
     Aladdin Enterprise                           10,800                  -
                                        ----------------- ------------------
Total sales                                   $5,897,545         $5,047,694


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


Aladdin Systems
----------------

Aladdin Systems has organized its software product lines into three groups:

o        Compression and Information Access
o        Security and Internet
o        Software Compilations

Aladdin Enterprise Solutions
------------------------------

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

In March 2003, Aladdin Enterprise Solutions signed its first contract with a major financial information company to deploy its ActionPoint System. Since this type of revenue falls under the revenue recognition policy of SOP 97-2, no revenue was recognized as of September 30, 2003 as all of the criteria for revenue recognition have not yet been met. Costs of $45,313 associated with this contract have also been deferred and recorded as other current assets.


Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of sales.

                                                Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                   2003               2002              2003              2002
                                                   ----               ----              ----              ----

Sales                                              100%               100%              100%              100%
Cost of sales                                       12                 10                13                10
                                            ------------------- ----------------- ----------------- -----------------
   Gross profit                                     88                 90                87                90

Marketing, sales and support                        44                 37                48                44
Research and development                            30                 24                31                27
General and administrative                          16                 11                17                14
                                            ------------------- ----------------- ----------------- -----------------
   Total operating expenses                         90                 72                96                85

Income (loss) from operations                      (2)                 18               (9)                5

Other expense net                                   0                 (1)               (1)                0
                                            ------------------- ----------------- ----------------- -----------------

Income (loss) before income tax                    (2)                 17               (10)               5
Income tax expense (benefit)                        0                  0                 0                (1)
                                            ------------------- ----------------- ----------------- -----------------
Net income (loss)                                  (2%)               17%              (10%)               6%
                                            =================== ================= ================= =================


                                                                                                                    9



Total Sales                                    September 30, 2003          September 30, 2002           % Change
                                               ------------------          ------------------           --------

Three months ended:
     Aladdin Systems                                       $2,034,472                   $1,943,060                 5%
     Aladdin Enterprise                                             -                            -                  -
                                            --------------------------- ---------------------------- ------------------
Total sales                                                $2,034,472                   $1,943,060                 5%

Nine months ended:
     Aladdin Systems                                       $5,886,745                   $5,047,694                17%
     Aladdin Enterprise                                        10,800                            -                  -
                                            --------------------------- ---------------------------- ------------------
Total sales                                                $5,897,545                   $5,047,694                17%


Sales for Aladdin Systems increased 5% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. A decrease in sales of some products was offset by an increase of approximately $300,000 in sales of new products, some of which were not available in the three months ended September 30, 2002. These products include Internet Cleanup for Windows and Macintosh, Ten for OSX Games, and Ten for OSX Utilities Volume 2.

Sales for Aladdin Systems increased 17% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. A decrease in sales of some products due to later shipments was offset by an increase of approximately $1,200,000 in sales of new products not available in the nine months ended September 30, 2002, including Internet Cleanup for Windows and Macintosh, Ten for OSX Games and Ten for OSX Utilities Volume 2.

Sales for Aladdin Enterprise in the nine months ended September 30, 2003 included contracts for web related development work, which was not related to the integration of Aladdin Enterprise products.

Sales Over Our Website

Sales of our products from our Websites, www.aladdinsys.com and www.stuffit.com, accounted for 54% of net sales in the three-month period ended September 30, 2003 and 56% in the three-month period ended September 30, 2002.

Sales of our products from our Websites accounted for 49% of net sales in the nine-month period ended September 30, 2003 and 48% in the nine-month period ended September 30, 2002.


Cost of Sales                            September 30, 2003     % Sales     September 30, 2002     % Sales
                                         ------------------     -------     ------------------     -------

Three months ended:
     Aladdin Systems                                $243,209          12%              $200,262          10%
     Aladdin Enterprise                                3,515            -                     -            -
                                        --------------------- ------------ --------------------- ------------
Total cost of sales                                 $246,724          12%              $200,262          10%




Nine months ended:
     Aladdin Systems                                $768,313          13%              $491,617          10%
     Aladdin Enterprise                                4,175          39%                     -            -
                                        --------------------- ------------ --------------------- ------------
Total cost of sales                                 $722,488          13%              $491,617          10%



Cost of sales for Aladdin Systems, as a percentage of net sales for Aladdin Systems, increased from 10% to 12% of sales for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002. In the nine-month period ended September 30, 2003, the cost of sales increased 3%, as a percentage of net sales for Aladdin Systems, compared to the nine-month period ended September 30, 2002. Both of these increases were mostly due to increased capitalized amortization costs as a result of three new products acquired in October 2002, Easy Uninstall, Internet Cleanup for Windows and ZipMagic. In the nine-month period ended September 30, 2003, Aladdin also had an increase in royalties due to the same acquired products and due to the Ten for OSX compilation products.

Cost of sales for Aladdin Systems is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.

Cost of sales for Aladdin Enterprise includes payments to external developers performing services in connection with web development contracts.


Operating Expenses

Total Marketing, Sales & Support               September 30, 2003          September 30, 2002          % Change
                                               ------------------          ------------------           --------

Three months ended:
     Aladdin Systems                                         $784,492                     $722,087                 9%
     Aladdin Enterprise                                       115,351                            -                  -
                                            --------------------------- ---------------------------- ------------------
Total                                                        $899,843                     $722,087                25%

Nine months ended:
     Aladdin Systems                                       $2,413,658                   $2,197,102                10%
     Aladdin Enterprise                                       426,070                            -                  -
                                             --------------------------- ---------------------------- ------------------
Total                                                      $2,839,728                   $2,197,102                29%


Marketing, sales and support expenses for Aladdin Systems increased by 9% and 10% in the three-month period and nine-month period ended September 30, 2003, respectively, as compared with the three-month period and nine-month period ended September 30, 2002, respectively. These increases were primarily due to product advertising, marketing consultants and contractor expense increases due to the number of new products.

Marketing, sales and support expenses for Aladdin Enterprise in the three-month period and nine-month period ended September 30, 2003 include payroll and benefits for Aladdin Enterprise's four marketing and sales employees.


Total Research & Development                   September 30, 2003          September 30, 2002           % Change
                                               ------------------          ------------------           --------

Three months ended:
     Aladdin Systems                                         $557,929                     $463,460                20%
     Aladdin Enterprise                                        57,640                            -                  -
                                            --------------------------- ---------------------------- ------------------
Total                                                        $615,569                     $463,460                33%

Nine months ended:
     Aladdin Systems                                       $1,607,073                   $1,371,261                17%
     Aladdin Enterprise                                       210,836                            -                  -
                                            --------------------------- ---------------------------- ------------------
Total                                                      $1,817,909                   $1,371,261                33%


Research and development expenses for Aladdin Systems increased by 20% and 17% in the three-month period and nine-month period ended September 30, 2003, respectively, as compared with the three-month period and nine-month ended September 30, 2002, respectively. These increases were primarily related to an increase in payroll expenses due to the restoration of salary reductions implemented in 2002. We also incurred additional expenses in the three-month period ended September 30, 2003 to outsource some software development tasks.

Research and development expenses for Aladdin Enterprise consist of contract programming fees as well as amortization expenses for software development.





Total General & Administrative                 September 30, 2003          September 30, 2002           % Change
                                               ------------------          ------------------           --------

Three months ended:
     Aladdin Systems                                         $245,418                     $218,105                13%
     Aladdin Enterprise                                        75,634                            -                  -
                                             --------------------------- ---------------------------- ------------------
Total                                                        $321,052                     $218,105                47%

Nine months ended:
     Aladdin Systems                                         $769,915                     $717,217                 7%
     Aladdin Enterprise                                       227,707                            -                  -
                                             --------------------------- ---------------------------- ------------------
Total                                                        $997,622                     $717,217                39%



General and administrative expenses are composed principally of salaries of administrative personnel and fees for professional services. These expenses for Aladdin Systems increased 13% and 7% in the three-month period and nine-month period ended September 30, 2003, respectively, as compared with the three-month period and nine-month period ended September 30, 2002. These increases were primarily related to an increase in payroll expenses associated with the restoration of salary reductions implemented in 2002.

General and administrative expenses for Aladdin Enterprise consist of payroll for one employee, fees for professional services and depreciation.

Other Expense

Other expense for the nine months ended September 30, 2003 includes $61,216 for a loss on the disposition of assets related to the sale of two computer servers in June 2003 to a related party.

Provision for Income Taxes

We currently operate at a loss and we have recorded a full valuation allowance on the deferred tax assets that pertain primarily to net operating loss carryforwards. The valuation allowance will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable from the utilization of these losses. While we have considered the future taxable income and the need for the valuation allowance, in the event the Company were to determine that it would be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be made in the period such determination was made. California tax law placed a moratorium on the use of net operating loss carryforwards for 2002 and 2003. If we incur a net income for the year, we may not be able to utilize the California net operating loss carryforwards to offset the income and therefore, we may have state tax liabilities.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2003, net cash provided by operating activities was $211,880 compared with $597,562 provided by operating activities for the comparable period in 2002.

Net cash used in investing activities in the nine months ended September 30, 2003 was $362,971 compared with $63,733 used in investing activities in the comparable period in 2002, reflecting an increase in cash used mostly for software development by Aladdin Enterprise.

Net cash used in financing activities for the nine months ended September 30, 2003 was $167,007 as compared with $77,597 during the comparable period in 2002. During the nine months ended September 30, 2003, we made payments to Vcommunications, Inc. in the amount of $235,000 for the acquisition of the Easy Uninstall, Internet Cleanup and ZipMagic software products and payments to Stellant, Inc. totaling $75,000 for prepaid royalties related to these same products.

Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of the Company's existing software products, developing new software products or acquiring the rights to existing software products from third parties, licensing of third party products, resources devoted to marketing and selling the Company's services and brand promotions and other factors. At September 30, 2003, the Company had cash and cash equivalents totaling $265,555.

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

o Products and product upgrades may not achieve market acceptance within the desired markets

o Prevalence and functionality of available free compression software may erode revenues for our compression products

o    We might not be able to fund our working capital needs from cash flows

o Reductions in marketing expenditures may result in lower demand for our products
o    Corporate reductions in information technology spending
o    Problems or delays associated with the integration of acquisitions
o    Difficulties in transitions to new markets
o    Introduction of products by competitors
o    Weakness in demand for application software
o Lack of growth in worldwide personal computer sales and downward sales pricing pressures
o    Litigation
o    Weakness in demand for utility software
o Integration of features and functions of Aladdin products into Windows and Mac operating systems
o    Industry transitions to new business and information delivery models
o    Lack of  employment  agreements  for key personnel

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

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund our working capital needs from cash flow.


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

Costs related to Aladdin Systems' post-contract customer support ("PCS") are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support. No separate charge is made for the PCS and, we do not ascribe any value to the PCS or defer any portion of revenue for it since the value and costs are immaterial. If PCS services become a more significant portion of our costs, we may be required to assign a portion of our revenues to PCS and recognize those revenues over the period of the PCS services.

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


Capitalized Software

Our capitalized software costs include the acquisition of software rights as well as costs incurred once the point of technological feasibility is reached, primarily for external contracting fees paid to developers. The amortization charged to each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product, or (b) 60 months. Our estimates of total revenues are based on sales forecasts for the products. If sales volumes were to unexpectedly decrease for reasons such as changes in customer demand or the introduction of new products by our competitors, we would need to increase the amortization of our capitalized software, decreasing our earnings

Item 3: Controls and Procedures

      The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.

          31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

          31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

          32.1 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

          32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

         (b) Reports on Form 8-K

                  None


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)


/s/ Jonathan Kahn
                                                                       11/11/03
-----------------------------------
(Jonathan Kahn, Chief Executive Officer, President and Director)




/s/ Alexandra Gonzalez                                                 11/11/03

-----------------------------------
 (Chief Financial Officer, Secretary)