Form 10KSB
period 2003-12-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2004-04-14
CIK 1098875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB



|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

      Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                                   ----------

                         ALADDIN SYSTEMS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


            NEVADA                              86-0866757
            (State or Other Jurisdiction of     I.R.S.
            Incorporation or Organization)      Employer Identification
                                                Number


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

      YES  |X|                NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $8,535,515

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 8, 2004:
$996,178

Number of shares outstanding of each of the registrant's classes of common stock as of April 8, 2004:

Common Stock: 12,230,272

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                         ALADDIN SYSTEMS HOLDINGS, INC.
                         2003 FORM 10-KSB ANNUAL REPORT
                                Table of Contents


Trademarks/Definitions                                                   5

PART I
Item 1.  Business                                                        4
Item 2.  Properties                                                     12
Item 3.  Legal Proceedings                                              12
Item 4.  Submission of Matters to a Vote of Security Holders            13

PART II
Item 5.  Market for the Registrant's Common Equity and Related
     Stockholder Matters                                                13
Item 6.  Management's Discussion and Analysis or Plan of Operations
of Financial                                                            13
     Condition and Results of Operations
Item 7.  Financial Statements                                           18
Item 8.  Changes In and Disagreements With Accountants on Accounting    34
and
      Financial Disclosure
Item 8a.Controls and Procedures                                         34

PART III
Item 9.   Directors and Executive Officers of the Registrant            35
Item 10. Executive Compensation                                         36
Item 11. Security Ownership of Certain Beneficial Owners and            38
Management
Item 12. Certain Relationships and Related Transactions                 39
Item 13. Exhibits, Financial Statements, and Reports on Form 8-K        39
Signatures


TRADEMARKS/DEFINITIONS

      "Aladdin", "Aladdin Systems", "Aladdin Enterprise Solutions", "StuffIt", "StuffIt Deluxe", "DropStuff", "Secure Delete", "DropZip", "StuffIt Expander", "Expander", "StuffIt Express", "InstallerMaker", "StuffIt InstallerMaker", "ShrinkWrap", "Flashback", "Ten for X", "NMX", "GameOn!" and "iClean" are trademarks, registered trademarks or service marks of Aladdin Systems, Inc. and Aladdin Systems Holdings, Inc. "Spring Cleaning", "Internet Cleanup", Easy Uninstall" and "ZipMagic" are registered trademarks of Aladdin Systems, Inc. All other trademarks, service marks or trade names referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "Holdings" refer to the consolidated operations of Aladdin Systems Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Aladdin Systems, Inc. (or "Aladdin Systems"), and Aladdin Enterprise Solutions, Inc., (or "Aladdin Enterprise"), both Delaware corporations, (b) "you" refers to the readers of this Form 10-KSB, (c) the "Web" refers to the World Wide Web, and (d) the "sites" refer to our Web sites, www.aladdinsys.com, www.stuffIt.com and www.aladdinenterprise.com.

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

      Aladdin Enterprise Solutions - In October 2002, we acquired Erevu Incorporated, a development stage company that focuses on the enterprise marketplace. Upon completion of the acquisition, Erevu was renamed Aladdin Enterprise Solutions. Aladdin Enterprise addresses the needs of the distributed computing environment, making it more manageable, robust, efficient and secure. Enterprise's autonomic computing suite offers a unique business-adapting platform governed by simple-language policy management tools. This virtual computing framework intelligently controls the disparate systems and costs in a distributed network improving the overall return-on-investment, lowering the total cost of ownership while increasing productivity.

ALADDIN SYSTEMS

Aladdin Systems has organized its software product lines into three groups:

o     Compression, Access and Transmission (CAT)
o     Security and Internet
o     Software Compilations

Compression, Access and Transmission

      Aladdin Systems is a world leader in data compression software under our StuffIt brand. StuffIt software products help millions of individuals, small businesses, enterprises, government, and educational customers solve fundamental problems that they all share:

o Sending information in a way that is fast, safe and secure over the Internet or any network
o     Accessing information received

o     Archiving information
o     Backing up information
o     Maximizing storage capacity and bandwidth
o     Automating the process of sending and receiving information

      StuffIt's basic function is to allow computer users to compress files, directories, hard drives or other media for accelerated transmission over computer networks, the Internet, as well as for archival purposes. Because files encoded in a compressed format are smaller than ordinary files, they can be transmitted faster than non-compressed files over computer networks and the Internet. StuffIt also allows people to protect their information in a secure package that can be encrypted and also has error correction functionality applied to it, which provides a secure way to send and receive information.

      StuffIt has been adopted as a worldwide compression standard for the Macintosh platform and is distributed by Apple Computer and America Online. StuffIt products have been shipped to over 20 million users worldwide over the last three years, including approximately 13 million copies distributed by Apple Computer shipped pre-loaded on Apple Computer's products.

StuffIt Product Line

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

      StuffIt Standard Edition (Windows and Macintosh) - StuffIt Standard Edition is our basic or entry-level product that provides basic compression and decompression functionality, as well as encryption. Standard Edition includes StuffIt Expander and creates StuffIt and Zip files and is available for Microsoft Corporation's Windows OS, Apple Computer, Inc.'s Macintosh OS, Sun Microsystems' Solaris OS and Linux.

      StuffIt Expander (Windows and Macintosh) - StuffIt Expander is a free expansion software product that decompresses and decodes the major compression and encoding protocols such as StuffIt (.sit, sitx), Zip (.zip), Binhex, Base64
(MIME), TAR, gzip, plus others. Expander is distributed free of charge as a way to encourage the wide distribution of files in StuffIt format and to seed the market for our commercial products. Despite being distributed free of charge, StuffIt Expander is protected by copyright law and its use is subject to a license agreement.

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

Security and Internet Product Line

      Spring Cleaning (Windows and Macintosh) - Spring Cleaning is a software "uninstaller" product that removes unwanted and unused software and their related files from a user's computer. In December 2003, Aladdin released Spring Cleaning for Windows, which was formerly called Easy Uninstall.

      SpamCatcher (Windows) - SpamCatcher is an anti-spam software solution published by Aladdin Systems. SpamCatcher is designed to catch unwanted and undesirable, unsolicited email that a person receives. SpamCatcher integrates with Microsoft's Outlook email client and also works with most of the popular email solution programs on the market today

      Internet Cleanup (Windows and Macintosh) - Internet Cleanup is an Internet cleanup and privacy product, which allows a user to remove specific unwanted or unneeded files gathered by a Web browser every time you surf the Internet. Internet Cleanup also blocks pop-up and banner ads, and detects and removes Spyware. Removing these files recovers disk space and helps ensure online privacy.

      iClean (Windows and Macintosh) - iClean allows a user to remove specific unwanted or unneeded files gathered by your Web browser every time you surf the Internet. Removing these files recovers disk space and helps ensure online privacy. iClean (Macintosh) is included in our Spring Cleaning product but is also sold as a separate product. In November 2000, Aladdin entered into a bundling agreement for the Macintosh product with Symantec Corporation to distribute the product with Norton Internet Security. iClean is targeted at the OEM marketplace.

      DragStrip (Windows and Macintosh) - DragStrip allows users to launch, find, organize and access applications and documents quickly and efficiently.

Software Compilations

      In July 2002, Aladdin Systems released its first software offering under its new "Ten for X" brand. The Ten for X line was developed to take advantage of the lack in functionality in many areas of the new Mac OS X operating system and the many good software products that are being created by developers who do not have access, ability, desire, or the organization to expand their software offering beyond the shareware model. Ten for X allows these developers to reach a wider audience. The software is sold at Apple Computer stores and other retailers, as well as on Aladdin Systems' web sites.

      Ten for X: Utilities Volume 1 - Ten for X Utilities Volume 1 is a collection of 11 Mac OS X utility software products. In January 2003, Ten for X Utilities Vol. 1 was a Macworld Magazine Eddy Award finalist.

      Ten for X: Utilities Volume 2 - Ten for X Utilities Volume 2 is the second collection of utilities and includes a spam solution along with ten other popular software utilities for Mac OS X.

      Ten for X: Games Volume 1 - Ten for X Games Volume 1 was introduced at the Macworld 2003 San Francisco trade show. The package is a collection of 13 games for Mac OS X, including the very popular Bugdom 2.

      GameOn Action - GameOn Action is a collection of six action pack games for the Macintosh. This compilation includes games like Spyhunter (TM) and Freedom Force.

      GameOn Family - GameOn Family is a collection of games for the whole family, designed to provide hours of endless fun. This compilation includes Zoo Tycoon and Tony Hawk's Pro Skater 3 plus three other games.

      The Big Mix - The Big Mix is a collection of music and audio tools that allow Macintosh users to learn, create, listen and share their music. This collection was released in January 2004 at Macworld and includes nine products that turn you into a conductor, a DJ, or lets you become the next great drummer. The Big Mix also lets you organize your music and unleash your hidden musical talents and create the next big hit.

RESALE OF THIRD PARTY PRODUCTS

      In addition to publishing our own products, we utilize our web sites, resources and customer list to act as a reseller of software products published by other software companies. Historically, we resold limited numbers of third-party products through "bundling" offers with our products that were distributed via direct mail. In the last two years, we have been focusing on offering third party products for sale via our web sites, primarily through a download model, where the customer receives the product downloaded directly to their computer after credit card information is entered and verified. Our resale agreements run for a period of up to one year and all are non-exclusive. We receive a percentage of the net sales ranging from 15% to 60%.

ALADDIN ENTERPRISE SOLUTIONS

      In 2003, Aladdin Enterprise deployed its software for its first client, Reuters. The software is used to deploy Reuters' Plus software on the floor of the New York Stock Exchange.

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

ROYALTY PAYMENTS

      Pursuant to our publishing agreements with third party developers, Aladdin has made total royalty payments in 2003 and 2002 totaling $245,884 and $118,410, respectively. The increase in royalty payments in 2003 was due to publishing the following new products: SpamCatcher, GameOn Action, GameOn Family, Ten for OSX Utilities Volume 2 and Ten for OSX Games.

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

      Of Aladdin Systems' total net revenues for 2003, approximately 27% was as a result of sales through independent, domestic, nonexclusive distributors. Sales to one such distributor, Ingram Micro, accounted for nearly 26% of total net revenues. Domestic distributors purchase product at a discount of approximately 20% to 30% from list prices.

      Of Aladdin Systems' total net revenues for 2003, approximately 9% was as a result of sales made through independent, international distributors. Several of these distributors are limited by contract to distribution within a specified geographic area. We currently provide translations of certain products in Japanese, German and French languages. Sales to two of these distributors, Koch Media (United Kingdom) and Act2 (Japan), accounted for approximately 2%, and 1%, of total net revenues in 2003, respectively. International distributors generally require somewhat larger discounts in return for various advertising, customer service, and customer registration duties performed by them in connection with the software. This discount normally ranges from 35% to 45% off the suggested retail price of the products.

      The Company gives its distributors industry-standard rights of return for stock balancing and for defective products and replacement rights when products are upgraded to new versions. A reserve for returns has been recorded and was $181,648 and $125,267 at December 31, 2003 and 2002, respectively. Returns exchanged for product upgrades and new version releases do not have a material impact on our financial results because of the Company's low cost to replace such returns. Returns from end users have not historically been significant.


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

      During the years 2003 and 2002, Aladdin Systems spent $2,132,267 and $1,858,893, respectively, on research and development and enhancement activities, representing approximately 25% of net revenues in each of these periods.

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

COMPETITION

Aladdin Systems

      The personal computer software market is highly competitive and has been subject to rapid change, which is expected to continue. Different competitors exist for our different products. For our StuffIt product line for the Macintosh, we believe that our long history of publishing compression software for the Macintosh, the goodwill associated with our "Aladdin" and "StuffIt" brands, our large installed base of users as well as our strategic relationships with Apple Computer and America Online make StuffIt for the Macintosh the leading product in its category. However, our attempts to extend the StuffIt line of products to the Windows market face strong competition from the many Windows-based compression products that use the "Zip" compression standard. There are several major and numerous minor companies currently publishing "Zip" products that directly compete with our StuffIt products in the Windows market. In addition, in 2003 with the release of Apple Computer's Panther version of Mac OS X, Apple has added Zip compression to its operating system.

      Certain computer manufacturers may also devote significant resources to creating software, directly competitive with our products, for inclusion with their computers and computer systems without additional charge to consumers such as the Microsoft inclusion of a compression utility in its Windows operating systems.

      Our competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of ours. Some of these include Microsoft, Apple Computer, Inc. and WinZip Computing, Inc. For the Security and Internet product line, in particular Internet Cleanup, iClean and Spring Cleaning, we have two significant competitors, Symantec Corporation and Network Associates Technology, Inc., in addition to many smaller developers. Currently, there is no direct competitor for the Ten for X offerings in the retail channel though the individual authors of the programs continue to sell their individual products but the Big Mix faces competition from Apple's iLife software and other individual software publishers.

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

      As the Internet and e-commerce has become an increasingly important channel for the distribution and sales of software products, Aladdin Systems has increased its efforts to sell both our products and third-party products to consumers via our websites. In order to continue this effort, we may need to invest money, effort and other resources into our Web efforts that may divert attention and resources from our traditional sales channels. In addition, we may be competing against existing and new companies that have financial, marketing, and technological resources far in excess of Aladdin Systems'. In the event that we are not able to successfully compete against such companies, this could have a material adverse effect upon our business, results of operations and financial condition.

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

EMPLOYEES

      As of December 31, 2003, we employed 43 full-time employees in the following departments: 18 in research and development, 15 in marketing, sales and support, seven in general and administrative and three in shipping and production.

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

ITEM 2: PROPERTIES

      Our executive offices consist of approximately 17,230 square feet of office space in Watsonville, CA. This facility is leased pursuant to a lease expiring October 2010. The monthly rent is currently $23,804 and our leased space is still sufficient to cover future growth.

ITEM 3: LEGAL PROCEEDINGS

      In December 2003, Aladdin Knowledge Systems, Inc. ("AKS"), filed a suit against the Company in the Federal District Court for the Northern District of Illinois, alleging, among other things, that the Company's use of the "Aladdin" trademark infringed the rights of AKS and they are seeking a preliminary injunction to prevent the Company from using the "Aladdin" name in connection with our SpamCatcher product. Both the Company and AKS have been aware of each other's use of the "Aladdin" trademark since at least 1993. The complaint seeks only equitable relief and does not seek monetary damages from the Company. The Company is vigorously defending this action and has filed an answer denying all of AKS's claims. To date, limited discovery has been conducted and there is currently a hearing scheduled in April 2004 to hear AKS's motion for a preliminary injunction.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2003, there were 40 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

      The Company's common stock trades on the NASDAQ's Over The Counter Bulletin Board under the symbol: ALHI.

      The following table sets forth the range of high and low bid prices per share of common stock as provided by Yahoo Finance. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

                                          Common Stock

                                          Low     High
                                    --------------------
Quarter ended:
March 31, 2002                           $0.30    $0.65
June 30, 2002                            $0.18    $0.55
September 30, 2002                       $0.13    $0.40
December 31, 2002                        $0.20    $0.35
March 31, 2003                           $0.15    $0.43
June 30, 2003                            $0.26    $0.51
September 30, 2003                       $0.20    $0.36
December 31, 2003                        $0.21    $0.40


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

      Due to the acquisition of Aladdin Enterprise, overall results for 2003 include additional expenses with minimal additional revenue compared to previous years.

      The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues.


                                                    Years ended December 31,

                                                         2003      2002
                                                         ----      ----

Percentage of sales:
Sales                                                    100%      100%
Cost of sales                                             13%       10%
                                                     -------------------
Gross profit                                              87%       90%

Marketing, sales and support                              48%       42%
Research and development                                  29%       26%
General and administrative                                20%       14%
                                                     -------------------

Total operating expenses                                  97%       82%

Net income (loss) from operations                       (10%)        8%

Other (expense) income, net                                0%        0%
                                                     -------------------

Net income (loss) before income taxes                   (10%)        8%

Income tax benefit                                         0%        0%
                                                     -------------------

Net income (loss)                                       (10%)        8%
                                                     ===================


NET REVENUES

      Our overall revenues increased from $7,457,245 in 2002 to $8,535,515 in 2003. In 2003, $109,600 of our overall revenue came from our Aladdin Enterprise subsidiary. The increase in revenue is due to shipping four new products in 2003
- SpamCatcher, Internet Cleanup Mac, Ten for X Games, and Ten for X Utilities Volume 2 - which was partially offset by a decrease in revenue mostly as a result of shipping new releases of some of our current products later in the year.

      Revenues from sales over Aladdin Systems' websites accounted for 51% of revenue in both 2003 and in 2002. We believe that sales over our websites will represent an increasingly important component of the Aladdin Systems' sales strategy and will allow Aladdin Systems to reach a larger number of potential consumers at lower costs than sales through distributors.

      Third-party product sales by Aladdin Systems were $285,409 in 2003 and $295,137 in 2002. For third party products, we recognize as revenue only the net fee we collect for facilitating the sale.

COST OF REVENUES AND GROSS MARGIN

      Aladdin Systems' cost of revenues is composed primarily of:
      o     the cost of product materials such as CD-ROMs and packaging
      o     amortization of capitalized software costs
      o     royalties paid to outside developers
      o     shipping expenses
      Cost of revenues, as a percentage of net revenues increased to 13% in 2003 from 10% in 2002. This increase was mostly due to an increase in royalties from our additional compilation products, Ten for OSX Games and Ten for OSX Utilities Volume 2, and from royalties related to SpamCatcher sales. Costs of products also increased due to shipping more physical goods related to the Ten for X product lines.

OPERATING EXPENSES

Marketing, sales and support          2003              2002        Change
----------------------------          ----              ----        ------

Aladdin Systems                 $3,448,853        $3,044,918           13%

Aladdin Enterprise                 628,365            94,419          566%

Total                           $4,077,218        $3,139,337           30%

      Marketing, sales and support expenses for Aladdin Systems increased to $3,448,853 in 2003 from $3,044,918 in 2002. This increase was due to advertising and promoting our new products and consulting fees. Marketing, sales and support expenses for Aladdin Enterprise in 2003 included a full year of payroll and benefits for four employees compared to two months of expenses in 2002. For the first half of 2003, we also had a marketing consulting firm working on AES products.

Research and development              2003              2002        Change
------------------------              ----              ----        ------

Aladdin Systems                 $2,132,267        $1,858,893           15%

Aladdin Enterprise                 305,609            57,760          429%

Total                           $2,437,876        $1,916,653           27%

      Research and development expenses for Aladdin Systems increased $273,374 in 2003 from 2002. This increase was mostly due to salary restorations and we also ramped up our India development center to work on Aladdin products. Research and development expenses for Aladdin Enterprise in 2003 include contract development fees and an amortization expense of $183,055 for capitalized software.

General and administrative            2003              2002        Change
--------------------------            ----              ----        ------

Aladdin Systems                 $1,398,595          $935,913           49%

Aladdin Enterprise                 345,591           101,656          241%

Total                           $1,740,986        $1,037,569           68%

      General and administrative expenses are composed principally of salaries of administrative personnel, fees for professional services and facilities. Total Aladdin Systems' expenses increased $461,906 in 2003 from 2002. This increase was mostly due to legal fees associated with our current legal proceedings with Aladdin Knowledge Systems. General and administrative expenses for Aladdin Enterprise in 2003 are mostly for payroll and benefits for one employee, professional services, and for depreciation on fixed assets.


INCOME TAXES

The Company's effective tax rate was 0.4% for fiscal 2003 and 4.0% for fiscal 2002. The Company has a valuation allowance of $1,396,629, covering all of its deferred tax assets as of December 31, 2003 due to the uncertainty of realizing the deferred tax assets, consisting primarily of loss and credit carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities during 2003 was $257,572, a decrease of $732,666 compared with net cash provided by operating activities of $990,237 in 2002. This decrease was mostly due to the loss in 2003.

      Net cash used in investing activities in 2003 was $268,254, a decrease of $141,169 compared with net cash used in investing activities of $409,423 in 2002. In 2003, we acquired more equipment but also received $162,000 from the sale of some equipment.

      Net cash used in financing activities in 2003 was $111,391 as compared with $94,135 used in 2002. In 2003, we paid $390,000 related to notes payable from a product acquisition in 2002 of Easy Uninstall, Internet Cleanup Windows and ZipMagic, and we made $63,551 of payments on capital leases. Per a promissory note from Linsang International LP, we received $342,160 in 2003, to fund a portion of the operations of Aladdin Enterprise.

      Our capital requirements are dependent on several factors, including market acceptance of our software and services, timely updating of our existing software products, developing new software products or acquiring the rights to existing software products from third parties, the resources devoted to marketing and selling the Company's services, and brand promotions and other factors. At December 31, 2003, the Company had cash and cash equivalents totaling $461,580 compared to $583,653 at December 31, 2002.

      We believe that our current cash and cash equivalents along with cash to be generated by operations in 2004 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year. If our revenues decrease, if our products are not accepted by the marketplace, if product returns increase, or if our customers fail to make timely payments on open receivables, our cash generated from operations will likely not be sufficient to fund operations. The Company currently does not have a line of credit so if any of these situations occur, we may need to reduce operating expenses or raise additional capital through debt or equity financing.

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

RISKS AND UNCERTAINTY

      Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries, and IT spending. Our operating results have been and continue to be affected by global economic conditions. If these economic conditions do not continue to improve, and we experience a weakening in the economic outlook, we may experience material adverse impacts on our business operating results and financial condition. Positive market growth as predicted by many market research firms for 2004 can result in positive growth for the Company. The Company is still concerned with financial pressure on our distribution and retail partners for software products worldwide, due to a trend of consolidation in the marketplace. This could result in potential financial risk to us by affecting our ability to collect our receivables.

      Other risks and uncertainties for the Company include, but are not limited to:
      o Adverse changes in general economic conditions in any of the countries in which we do business, including the U.S., Europe, Japan and other geographic areas
      o Products and product upgrades may not be released on a timely basis due to technological difficulties

      o Products and product upgrades may not achieve market acceptance within the desired markets
      o Prevalence and functionality of available free compression software may erode revenues
      o We might not be able to fund our working capital needs from cash flows
      o Reductions in marketing expenditures that may result in lower demand
      o Corporate reductions in information technology spending
      o Problems or delays associated with the integration of acquisitions
      o Difficulties in transitions to new markets
      o Difficulties in implementing strategic alliances
      o Introduction of products by competitors
      o Weakness in demand for application software
      o Lack of growth in worldwide personal computer sales and downward sales pricing pressures
      o Litigation
      o Weakness in demand for Aladdin software
      o Integration of features and functions of Aladdin products into Windows and Macintosh operating systems
      o Industry transitions to new business and information delivery models
      o Changes to our distribution channel
      o Lack of employment agreements for key personnel
      o We rely on a significant amount of sales to one major customer

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION AND RETURNS

      Aladdin Systems' revenues from our distribution channels and through our websites are recognized when products are shipped or downloaded to the customer. Our distributors and resellers have the right to return products so long as the products are in the original packaging. Revenues are recorded net of estimated returns and rebates, and allowance for returns is established based on the determination of excess inventory in the channel, estimated product sell-through and expected future product upgrades. We believe our estimate for future returns is adequate. However, because of factors outside our control such as changes in customer demand, new product releases from our competitors or changes in the purchasing practices of our distributors, actual returns may exceed our estimates. If this were to occur, we would be required to increase our return reserve, lowering our earnings. Based on our historical collection experience, we currently do not maintain an allowance for doubtful accounts.

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

Item 7: Financial Statements

Index to Item 7: Financial                                   Page
Statements
Report of Independent Certified Public Accountants           19
Consolidated Balance Sheet                                   20
Consolidated Statements of Operations                        21
Consolidated Statement of Stockholders' Equity               22
Consolidated Statements of Cash Flows                        23
Notes to Consolidated Financial Statements                   24

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Aladdin Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Aladdin Systems Holdings, Inc., and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003, and the consolidated results of its operations and its consolidated cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
San Francisco, California
February 27, 2004

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003


                         ASSETS

Current assets:
Cash                                              $461,580
Accounts receivable, net of allowance of         1,032,187
$181,648
Inventories                                        125,816
Prepaid expenses and other current assets          228,248
                                               ------------
           Total current assets                  1,847,831

Capitalized software, net                        1,453,352
Property and equipment, net                        292,957
                                               ------------

Total assets                                    $3,594,140
                                               ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt              $336,204
Related party notes                                452,222
Accounts payable                                   964,685
Accrued expenses and other liabilities             511,557
                                               ------------
          Total current liabilities              2,264,668

Long-term debt                                       7,500
                                               ------------

Total liabilities                                2,272,168

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000
shares authorized;   none issued and                     -
outstanding
Common stock, $.001 par value; 50,000,000
shares authorized; 12,230,272 issued and            12,230
outstanding
Paid-in capital                                  2,153,481
Accumulated deficit                              (843,739)
                                               ------------
           Total stockholders' equity            1,321,972
                                               ------------

Total liabilities and stockholders' equity      $3,594,140
                                               ============


          See accompanying notes to consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                                        2003         2002
                                                        ----         ----

Sales                                             $8,535,515   $7,457,245
Cost of sales                                      1,107,575      745,519
                                               ---------------------------
Gross profit                                       7,427,940    6,711,726

Operating expenses:
     Marketing, sales and support                  4,077,218    3,139,337
     Research and development                      2,437,876    1,916,653
     General and administrative                    1,740,986    1,037,569
                                               ---------------------------
          Total operating expenses                 8,256,080    6,093,559

Income (loss) from operations                      (828,140)      618,167

Other income (expense):
      Interest expense                              (18,366)     (25,442)
      Other                                         (31,430)        2,216
                                               ---------------------------

Income (loss) before income taxes                  (877,936)      594,941

Income tax expense (benefit)                           3,200     (23,534)
                                               ---------------------------

Net income (loss)                                 ($881,136)     $618,475
                                               ===========================

Earnings (loss) per share - basic and diluted        ($0.07)        $0.06

Shares used in computing earnings (loss) per
share - basic and diluted                         12,230,272   10,293,519



          See accompanying notes to consolidated financial statements.

                 Aladdin Systems Holdings, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                         Retained
                         Common Stock        Paid -in    Earnings/
                       Shares    Amount      Capital     (Deficit)       Total
                       ------    ------      -------     ---------       -----

Balance at January    9,792,635    $9,793   $1,581,751  ($581,078)  $1,010,466
1, 2002

Expense on issuance
of stock options to
third parties                 -         -       18,000            -     18,000
Issuance of common
stock                 2,437,637     2,437      545,090            -    547,527
Net income                    -         -            -      618,475    618,475
                     ----------------------------------------------------------

Balance at December
31, 2002             12,230,272    12,230    2,144,841       37,397  2,194,468

Expense on issuance
of stock options to
third parties                 -         -        8,640            -      8,640
Net loss                      -         -            -    (881,136)  (881,136)
                     ----------------------------------------------------------

Balance at December
31, 2003             12,230,272   $12,230   $2,153,481   ($843,739) $1,321,972
                     ==========================================================



         See accompanying notes to consolidated financial statements.

                  Aladdin Systems Holdings, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year ended December 31,

                                                                        2003               2002

Cash flows from operating activities:
   Net income (loss)                                              ($881,136)           $618,475
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
      Depreciation and amortization                                  530,910            342,303
      Compensation expense on stock options granted
           to third parties                                            8,640             18,000
      Loss on disposal of property and equipment                      61,216              3,633
      Changes in operating assets and liabilities:
          Accounts receivable                                       (59,276)           (56,613)
           Inventories                                              (37,015)           (31,356)
           Prepaid expenses and other current assets                  85,676           (91,547)
            Income tax receivable                                          -            195,499
           Accounts payable                                          356,383           (79,884)
           Accrued expenses and other liabilities                    189,174             71,728
                                                          ------------------- ------------------
Cash provided by operating activities                                257,572            990,237

Cash flows from investing activities:
     Acquisition of property and equipment                         (109,590)           (32,207)
     Proceeds from sales of property and equipment                   162,000                350
     Software development costs                                    (270,000)          (135,000)
     Acquisition of software rights                                 (50,664)          (242,566)
                                                          ------------------- ------------------
Cash used in investing activities                                  (268,254)          (409,423)

Cash flows from financing activities:
     Net payment on line of credit                                         -               (19)
     Repayment of long-term debt                                   (453,551)           (94,116)
     Related party note proceeds                                     342,160                  -
                                                          ------------------- ------------------
 Cash used in financing activities                                 (111,391)           (94,135)

Net (decrease) increase in cash                                    (122,073)            486,680

Cash at beginning of period                                          583,653             96,973
                                                          ------------------- ------------------
Cash at end of period                                               $461,580           $583,653
                                                          =================== ==================

Cash paid during the period for:
   Interest                                                          $18,365            $25,442
                                                          =================== ==================

Noncash Transactions:

During 2002, the Company acquired $233,257 of equipment and $543,413 of capitalized software by issuing 2,437,637 shares of common stock and assuming $206,425 of accounts payable.

          See accompanying notes to consolidated financial statements.

               Aladdin Systems Holdings, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Aladdin Systems Holding, Inc. is a technology holding company that operates through its two wholly-owned subsidiaries, Aladdin Systems, Inc. and Aladdin Enterprise Solutions, Inc.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of Aladdin Systems Holdings, Inc. and its wholly owned subsidiaries, Aladdin Systems, Inc. and Aladdin Enterprise Solutions, Inc. (collectively, the "Company") All significant intercompany transactions and balances are eliminated in consolidation.

Revenue recognition

      Revenues and accounts receivable are principally derived from:
            o     Distributors and resellers of the Company's products
            o     The Company's websites
            o     Third party products
            o     Licensing contracts

      Sales to distributors and resellers are subject to agreements permitting rights of return for stock balancing. These revenues are recognized net of reserves for returns and rebates. Return reserves are based on actual inventory held by distributors or resellers that is in excess of levels appropriate for that channel and is likely to be returned. Based on estimated release dates for the next versions, the Company monitors the channel inventory and only ship product when the sell through to the customer will be probable. The Company recognizes revenue, net of estimated returns and rebates, upon shipment or delivery of the product, when no significant obligations remain and collectability is probable. Revenues from internet sales are recognized when the software is downloaded or shipped to the customer. Revenues from third party products make up a portion of internet sales and the Company recognizes as revenue the net fee the Company collects for facilitating the sale. Licensing fees are recognized upon delivery of the software or when the customer has committed to renew their annual fee, as the Company is not obligated to provide any other deliverables in connection with these licenses. Maintenance revenues are recognized when the customer has committed to pay for the software maintenance, as the Company is not obligated to provide any other deliverables in connection with these agreements.

Accounts receivable

      The majority of the Aladdin Systems' accounts receivable are due from domestic and international distributors and from Digital River, the Company's back end Website partner. Credit is extended based on evaluation of the customers' financial condition and collateral is not required. The Company maintains allowances for estimated product returns resulting from new version releases. Management regularly evaluates the allowance for returns account. Based on historical write-off experience, the Company does not currently maintain an allowance for doubtful accounts. Therefore, the allowance listed on the balance sheet is only for expected returns of software. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance for doubtful accounts would be required.

Capitalized Software

      Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at December 31, 2003 were $3,898,286 less accumulated amortization of $2,444,934.

      The Company amortizes capitalized software development costs on a product-by-product basis. The amortization charged to operations in each period for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 60 months. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date by reviewing, amongst other things, projected cash flows, new products, changes in the market place, and changing customer needs. The Company records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense for capitalized software was $460,718 and $212,367 in fiscal years 2003 and 2002, respectively.

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

      The following table details segment information for the last two years:

                                  Aladdin         Aladdin
Fiscal year 2003                   Systems      Enterprise          Total
----------------                   -------      ----------          -----

Sales                           $8,425,915        $109,600     $8,535,515
Income (loss) from                 349,000     (1,177,140)      (828,140)
operations
Depreciation and                   364,375         165,737        530,112
amortization
Segment assets                   2,779,530         814,610      3,594,140

Fiscal year 2002:
Sales                            7,457,245               -      7,457,245
Income (loss) from                 872,002       (253,835)        618,167
operations
Depreciation and                   280,821          61,482        342,303
amortization
Segment assets                  $3,075,857        $953,614     $4,029,471

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

Advertising

      Aladdin Systems Holdings expenses advertising costs as they are incurred. Advertising and related promotion expenses for fiscal years 2003 and 2002 were $783,254 and $563,890 respectively.

Income Taxes

      Income taxes are computed using the asset and liability method. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

      SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grants in 2003 and 2002; stock price volatility, 72% in 2003 and 112% in 2002; risk free interest rate, 4.02% in 2003, and 4.0% in 2002; and no dividends during the expected term.

      If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net income (loss) per share, basic and diluted, would have been as follows:

                                             Year Ended December 31,
                                                 2003         2002
                                                 ----         ----

Net income (loss), as reported                ($881,136)     $618,475
Stock based compensation, net of taxes,
     determined under the intrinsic value              -            -
method
Stock-based compensation, net of taxes,
     determined under the fair value method      264,004      349,575
                                            --------------------------
Pro forma net income (loss)                 ($1,145,140)     $268,900

Basic and diluted net earnings (loss) per
share
   As reported                                   ($0.07)        $0.06
   Pro forma                                     ($0.09)        $0.03

Earnings Per Share

      Basic and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). A total of 2,832,031 shares issuable upon the exercise of outstanding stock options as of December 31, 2003 and 2,884,222 shares issuable upon the exercise of outstanding stock options as of December 31, 2002 have been excluded from the diluted earnings per share calculation in each year, respectively, as the inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 110,062 shares as of December 31, 2003 and as of December 31, 2002 were excluded from the diluted earnings per share calculation as the inclusion would be anti-dilutive.


Fair Value of Financial Instruments

      The fair value of accounts receivable and accounts payable approximate carrying value due to the short-term nature of such instruments. The fair value of long-term obligations with third-parties approximates carrying value based on terms available for similar instruments. The fair value of debt with related parties is not determinable due to the terms of the debt and no comparable market for such debt.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on its results of operations or financial position.

      In March 2003, the Emerging Issues Task Force published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 on July 1, 2003 did not have any significant impact on the Company's financial statements.

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The adoption of this statement did not have a material impact on its results of operations or financial position.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments, which is subject to provisions for the first fiscal period beginning after December 15, 2003. The adoption of this statement did not have a material impact on its results or financial position.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 2003 consist of:

                            Useful lives(years)
                            -------------------
Computer equipment                    5            $1,113,761
Office equipment                      5               183,336
Furniture and fixtures                5               306,250
Displays                             5-7              126,166
                                                 -------------
                                                    1,729,513
Less accumulated                                    1,436,556
depreciation
                                                 -------------
                                                     $292,957
                                                 =============

NOTE 3 - LONG-TERM DEBT AND RELATED PARTY NOTES

  Long-term debt at December 31, 2003 consists of:


Capital lease obligations                  $13,704
Software related payable                   330,000
                                     --------------
                                     --------------
                                           343,704
Less current portion                       336,204
                                     --------------
                                            $7,500
                                     ==============

      Software related payable is the amount to be paid to Vcommunications, Inc. for the acquisition of Easy Uninstall, Internet Cleanup and ZipMagic products. The total purchase price was $800,000 of which $155,000 was paid in 2002 and $315,000 in 2003. The balance of $330,000 is due in quarterly installments to be completed by October 2004. Per the agreement, Vcommunications has been assigned a continued interest in all of the Company's rights and title to the products to secure the Company's obligation to pay the full amount due.

Fixed installments due on debt principal are as follows:

             Year ending December 31,
             ------------------------

                     2004    $336,204
                     2005       7,500
                          ------------
                             $343,704
                          ============

Notes Payable to Related Parties

      Notes payable to related parties include three notes totaling $110,062 and one note in the amount of $342,160. The three notes for $110,062 are payable on demand. Interest for these notes is compounded daily and is payable monthly at an annual rate of 8.92% for two notes and 7% for one note. The related parties have the option to convert these notes into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At December 31, 2003, these three notes are convertible at $1.00 per share.

      Interest for the note in the amount of $342,160 is compounded daily at an annual rate equal to 3-month LIBOR plus 1.00% and is payable upon full repayment of the note.

NOTE 4 - INCOME TAXES

  Income tax expense (benefit) for the years ended December 31, consists of:

                                                2003        2002
                                                ----        ----
Current
   Federal                                        $0   ($26,734)
   State                                       3,200       3,200
                                      ---------------------------
Total current                                 $3,200   ($23,534)

Deferred
    Federal                                        -           -
    State                                          -           -
                                      ---------------------------
Total deferred                                     -           -
                                      ---------------------------

                                              $3,200   ($23,534)
                                      ===========================

      The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at December 31, is presented below:

                                                2003        2002
                                                ----        ----

Net operating loss carry forwards           $533,609    $352,643
Tax credit carry forwards                    940,536     719,642
Depreciation and amortization              (216,934)   (136,247)
Other                                        139,418     114,966
                                      ---------------------------
Net deferred tax asset                     1,396,629   1,051,004
Less valuation allowance                 (1,396,629) (1,051,004)
                                      ---------------------------
                                                $  -        $  -
                                      ===========================

      At the end of 2003, the Company had federal and state net operating loss carry forwards of approximately $1,076,000 and $1,898,000 available to offset future federal and state taxable income, respectively. The available net operating loss carry forwards can be used to reduce future federal and state taxable income through 2023 and 2013, respectively.

      A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available. Because of the uncertain nature of their ultimate realization, a full valuation allowance is recorded against these deferred tax assets. For the year ended December 31, 2003, the valuation allowance increased by $345,625.

      The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:


                                                            2003      2002
                                                            ----      ----
Statutory federal income tax (benefit) rate                (34%)       34%
Increase (decrease) resulting from:
Expenses not deductible for taxes                           0.7%    (1.5%)
State income taxes, net of federal tax benefit            (5.8%)      5.8%
Increase in valuation allowance                            39.5%   (42.3%)
                                                   ------------------------
                                                   ------------------------
Effective tax (benefit) rate                                0.4%    (4.0%)
                                                   ========================

NOTE 5 - MAJOR CUSTOMERS

      Aladdin Systems has one major customer that accounted for $2,170,803 or 26% and $1,736,101 or 23% of revenues in 2003 and 2002, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

Stock Options

      The Aladdin Systems Holdings, Inc. 1999 Stock Option Plan allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 167,969 remain available for granting at December 31, 2003. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years.

Stock option activity is summarized as follows:

                                                         Weighted Average
                                                 Shares   Exercise Price
                                                 ------   --------------

Balance at January 1, 2002                    2,473,528              $1.48
Granted                                         868,444                .73
Cancelled                                     (457,750)               1.12
                                           --------------------------------
Balance at December 31, 2002                  2,884,222              $1.31
Granted                                         274,260                .29
Cancelled                                     (326,451)               1.22
                                           --------------------------------
Balance at December 31, 2003                  2,832,031              $1.22
                                           ================================

The following table summarizes information about stock options outstanding as of December 31, 2003:


                             Weighted    Average                 Weighted
  Range of                   Average    Remaining                 Average
  Exercise        Number     Exercise  Contractual    Number     Exercise
    Price      Outstanding    Price    Term (Years) Exercisable    Price
----------------------------------------------------------------------------

$0.20 - $0.63        857,302    $0.43          7.59     521,185       $0.46
$0.65 - $1.07        956,532    $0.90          4.26     875,282       $0.93
$1.15 - $1.85        616,468    $1.38          5.27     591,267       $1.37
$3.00 - $4.87        401,729    $3.44          2.80     393,911       $3.44
              -------------------------             ------------------------
                   2,832,031    $1.22                 2,381,645       $1.35
              =========================             ========================

The weighted average fair value of options granted to employees was $0.19 and $0.13 for 2003 and 2002, respectively.

NOTE 7 - RETIREMENT PLAN

      The Company has established a 401(k) retirement plan for all employees. Employees may elect to contribute a portion of their gross salary not to exceed federal tax law limitations. The Company may elect to match a portion of the employee contributions. No matching contributions were made for the years ended December 31, 2003 and 2002.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

      The Company conducts its operations from one facility that is leased under an operating lease expiring October 2010. Rent expense was $282,624 and $277,735 in 2003 and 2002, respectively.

      The Company also has furniture and equipment under capital leases. The cost of assets acquired under capital leases is $500,070. Accumulated amortization on these assets at December 31, 2003 was $440,014.

      Future minimum commitments under capital leases and non-cancelable operating leases as of December 31, 2003 are as follows:

                                               Capital            Operating
Year ending December 31,                        Leases              Leases
                                                ------              ------
                 2004                           $13,704           $289,363
                 2005                                 -            293,124
                 2006                                 -            296,935
                 2007                                 -            300,795
                 2008                                 -            304,705
              Thereafter                              -            609,411
                                       ------------------------------------
Total minimum lease payment                      13,704          2,094,333
Less amount representing interest                   980                  -
                                       ------------------------------------
                                                $12,724         $2,094,333
                                       ====================================

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

      The purchase price for Erevu was allocated as follows:

      Current assets                                  $9,247
      Current liabilities                          (206,424)
      Fixed assets                                   233,257
      Capitalized software                           543,413
                                                 ------------
                                                 ------------

      Net value of acquired assets and              $579,593
      liabilities

      Consideration calculated as follows:
      Purchase consideration (1)                    $460,000
      Direct expenses (2)                             32,066
      Investment banking  (3)                         87,527
                                                 ------------
                                                 ------------
      Consideration                                 $579,593
                                                 ------------

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

NOTE 10 - RELATED PARTY TRANSACTIONS

      Paul Goodman, a director of the Company, has provided legal services to the Company since its inception and is currently the Company's corporate attorney. The fees paid to Mr. Goodman were $47,000 and $65,000 for 2003 and 2002, respectively.

      In 2003, Brad Peppard, a director of the Company, received options to purchase up to 36,000 shares of Common Stock with an exercise price of $0.24, in exchange for marketing work. These options were immediately vested.

NOTE 11 - LITIGATION

      In December 2003, Aladdin Knowledge Systems, Inc. ("AKS"), filed a suit against the Company in the Federal District Court for the Northern District of Illinois, alleging, among other things, that the Company's use of the "Aladdin" trademark infringed the rights of AKS and they are seeking a preliminary injunction to prevent the Company from using the "Aladdin" name in connection with our SpamCatcher product. Both the Company and AKS have been aware of each other's use of the "Aladdin" trademark since at least 1993. The complaint seeks only equitable relief and does not seek monetary damages from the Company. The Company is vigorously defending this action and has filed an answer denying all of AKS's claims. To date, limited discovery has been conducted and there is currently a hearing scheduled in April 2004 to hear AKS's motion for a preliminary injunction Legal expenses relating to this litigation are expensed as incurred.

NOTE 12 - SUBSEQUENT EVENTS

      On January 21, 2004, the Company and International Microcomputer Software, Inc. ("IMSI") entered into Stock Purchase Agreement for the Company's wholly-owned Aladdin Systems, Inc. subsidiary to International Microcomputer Software, Inc. The consideration for the transaction is $8,000,000 to be paid in a combination of cash, promissory notes and newly issued shares of IMSI common stock plus an additional amount of up to $2,000,000 in cash to be earned based upon the revenues of Aladdin Systems during the three year period following the closing of the transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and positions of our directors and executive officers:


Name                  Age  Position
----                  ---  --------

Kwok Li               46   Director
Jonathan Kahn         46   Chairman, Chief Executive Officer, President,
                             Treasurer and Director
Darryl Lovato         37   Chief Technology Officer and Director
Alexandra Gonzalez    37   Chief Financial Officer and Secretary
Brad Peppard (1)(2)   48   Director
Paul Goodman (1)(2)   44   Director
David Schargel (1)(2) 39   Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

      The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

      JONATHAN KAHN is currently Chairman, President and Chief Executive Officer of Aladdin Systems Holdings, and was Chairman of the Company from 1998 to November 2002. Mr. Kahn is one of the original founders of Aladdin Systems and has served as a Director since 1988. Prior to becoming CEO in 1998, he served as President, and Vice President of Sales. Mr. Kahn has extensive expertise in software industry sales, marketing, business development and licensing arrangements. Mr. Kahn also serves on the board of directors of NextDay Network, Inc. a privately held corporation that sells computers and computer equipment. Mr. Kahn is a graduate of the University of Rhode Island with a B.A. in Economics.

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

      PAUL GOODMAN has been a partner in the New York City law firm of Cyruli, Shanks & Zizmor, LLP, and its predecessor firms for over 5 years. He concentrates on representing software and Web companies in a wide range of business and financing transactions. He has represented Aladdin since its inception. In addition to a Juris Doctor degree, Mr. Goodman holds a BA and MA degree in Computer Science. He was a former member of the Computer Science faculty of Queens College, is the author of five books on microcomputer programming.

      KWOK LI is the founder, Chairman and managing partner of Linsang Partners, LLC, which was founded in 1997. An engineer and entrepreneur, Mr. Li has founded several high tech companies, including Yurie Systems, which was sold to Lucent Technologies in 1988, and Splitrock Services, which was sold to McLeod USA in 2000. Mr. Li is a Trustee of John Hopkins University in Baltimore, Maryland and has been active in other not-for-profit educational, cultural and charitable organizations. Mr. Li received his BSE in Electrical Engineering from John Hopkins University

ITEM 10: EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

      The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

                                                 Long term compensation
                                                   Number of securites
Name and position    Year     Salary    Bonus       Underlying options (2)
-----------------    ----     ------    -----       ----------------------

Jonathan Kahn, CEO
and President of
Aladdin Systems      2001    137,866      -              48,407
                     2002    135,000      -              311,997
                     2003    180,000   20,000            10,530
Darryl Lovato, CTO
of Aladdin Systems   2001    137,866      -              48,407
                     2002    136,442      -              236,997
                     2003    150,000    1,000            10,530
Alexandra
Gonzalez, CFO of
Aladdin Systems      2003    125,000    1,000               -
Thomas Saleh, CEO
of Aladdin
Enterprise           2003    225,000      -                 -


(1) The columns for "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

(2)   Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2003

                        Number of    % of Total    Exercise
                        Securities     Options      Price
                        Underlying    Granted to  Per Share
Name            Year    Options (1)   Employees     ($/SH)    Expiration Date
                                         (2)                        (3)
Jonathan Kahn   2003      10,530          4%        $0.28    October 2008
Darryl Lovato   2003      10,530          4%        $0.28    October 2008


      (1) Each option represents the right to purchase one share of our common stock.
      (2) We granted officers, employees and consultants, options to purchase an aggregate of 274,260 shares of our common stock in 2003.
      (3) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.


OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table sets forth certain information with respect to the named executives concerning exercisable and unexercisable stock options held by them as of December 31, 2003. None of these officers exercised options to purchase common stock in 2003.

AGGREGATE OPTION EXERCISES AND YEAR END OPTION VALUES (1)

                        Number of Unexercised     Value of Unexercised In-the-
                         Options At year End       Money Options at Year End
                         -------------------       -------------------------

Name            Year  Exercisable Unexercisable   Exercisable  Unexercisable
----            ----  ----------- -------------   -----------  -------------

Jonathan Kahn   2003      332,682        58,252          $0.00         $0.00
Darryl Lovato   2003      282,765        33,169          $0.00         $0.00

(1) Based on a per share fair market value of our common stock equal to $0.21 per share, the trading price market value of our common stock on December 31, 2003.

COMPENSATION OF DIRECTORS

      None

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2003.


                                           Amount and Nature of     Percent
Name of Beneficial Owner                  Beneficial Ownership(1)  of Class
------------------------                  -----------------------  --------

EXECUTIVE OFFICERS AND DIRECTORS

Jonathan Kahn (2)                                      2,096,149    17.14%
Darryl Lovato (3)                                      1,964,421    16.06%
David Schargel (4)                                     1,571,789    12.85%
Kwok Li (5)                                            1,207,835     9.88%
Brad Peppard (6)                                         138,400     1.13%
Paul Goodman (7)                                         101,000     0.83%
                                          ---------------------------------
All directors and executive officers
As a group (6 persons)                                 7,079,594    57.89%

OTHER 5% STOCKHOLDERS

Benna Lovato (8)                                       1,726,633    14.12%
Michael Gardner                                          915,000     7.48%
Marco Gonzalez                                           697,812     5.71%
                                          ---------------------------------
                                                       3,339,445    27.30%

All directors, executive officers and 5%
stockholders as a group (8 persons)                   10,419,039    85.19%

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

      (2) Includes 332,682 shares of Common Stock subject to options that are exercisable at December 31, 2003 and 9,147 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

      (3) Includes 282,765 shares of Common Stock subject to options that are exercisable at December 31, 2003 and 5,023 shares of Common Stock subject to options that are exercisable within 60 days of the date hereof.

      (4) Includes 50,000 shares of Common Stock subject to options that are exercisable at December 31, 2003.

      (5) Includes 921,167 shares of Common Stock owned by Linsang Partners, LLC, 143,334 shares of Common Stock owned by Hyla Holdings, LLC, and 143,334 shares of Common Stock owned by Linsang International.

      (6) Includes 138,400 shares of Common Stock subject to options that are exercisable at December 31, 2003.

      (7) Includes 100,000 shares of Common Stock subject to options that are exercisable at December 31, 2003.

      (8) Includes 50,000 shares of Common Stock subject to options that are exercisable at December 31, 2003.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 2002, Paul Goodman received options to purchase up to 50,000 shares of Common Stock with an exercise price of $0.36, in exchange for legal work. These options were immediately vested.

      In 2003, Brad Peppard received options to purchase up to 36,000 shares of Common Stock with an exercise price of $0.24, in exchange for marketing work. These options were immediately vested.

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

The following exhibits are filed as part of, or incorporated by reference into this Report:

3.1   Articles of Incorporation of the Registrant.*
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3   By-Laws of Registrant.*
4.1   Sample Stock Certificate of the Registrant.*
21.1  Subsidiaries of Registrant
23.1  Consent of Grant Thornton LLP
31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

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

--------------------------------------------------------------------------------
Signature                   Title                      Date
--------------------------------------------------------------------------------

/s/ Jonathan Kahn           Chief Executive Officer,   4/14/04
-------------------------   President and Director
(Jonathan Kahn)

--------------------------------------------------------------------------------

/s/ Darryl Lovato           Chief Technology Officer   4/14/04
-------------------------   and Director
(Darryl Lovato)

--------------------------------------------------------------------------------

/s/ Brad Peppard            Director                   4/14/04
-------------------------
(Brad Peppard)

--------------------------------------------------------------------------------

/s/ David Schargel          Director                   4/14/04
-------------------------
David Schargel

--------------------------------------------------------------------------------

/s/ Paul Goodman            Director                   4/14/04
-------------------------
Paul Goodman

--------------------------------------------------------------------------------

/s/ Kwok Li                 Director                   4/14/04
------------------------
Kwok Li
--------------------------------------------------------------------------------


EXHIBIT INDEX

   Exhibit No    Description of Exhibit
                 -----------------------------------------------

      21.1       Subsidiaries of Registrant
                 -----------------------------------------------

      23.1       Consent of Grant Thornton LLP
                 -----------------------------------------------

      31.1       Certification of Chief Executive Officer, as
                 required by Rule 13a-14(a) of the Securities
                 Exchange Act of 1934
                 -----------------------------------------------

      31.2       Certification of Chief Financial Officer, as
                 required by Rule 13a-14(a) of the Securities
                 Exchange Act of 1934
                 -----------------------------------------------

      32.1       Certification of Chief Executive Officer, as
                 required by Rule 13a-14(b) of the Securities
                 Exchange Act of 1934
                 -----------------------------------------------

      32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities
                 Exchange Act of 1934