Form 10QSB
period 2004-03-31
ALADDIN SYSTEMS HOLDINGS INC
filed 2004-05-21
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM / / TO / /.



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

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES /X/ NO / /

NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MAY 14, 2004: COMMON STOCK: 10,855,272

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES
                                TABLE OF CONTENTS






                                                                          Page


PART I

Item 1. Financial Statements

  Condensed Consolidated Balance Sheet as of March 31, 2004 3

  Condensed Consolidated Statements of Operations for the Three
    Months Ended March 31, 2004 and 2003                                  4

  Condensed Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 2004 and 2003                                  5

  Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   9

Item 3. Controls and Procedures                                           13


PART II

Item 1. Legal Proceedings                                                 13

Item 2. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                14

PART 1

ITEM 1: FINANCIAL STATEMENTS

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
Cash and cash equivalents                                         $  477,480
Accounts receivable  (net of returns allowance of $106,305)          967,107
Inventories                                                          145,067
Prepaid expenses and other current assets                            160,126
                                                                  ----------
  Total current assets                                             1,749,780

Capitalized software, net                                          1,334,636
Property and equipment, net                                          285,229
Deferred tax asset                                                 1,588,564
                                                                  ----------

                                                                  $4,958,209
                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                 257,018
Related party notes                                                  604,632
Accounts payable                                                   1,001,382
Accrued expenses and other liabilities                               542,849
                                                                  ----------
  Total current liabilities                                        2,405,881

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares authorized;
  none  issued and outstanding                                            --
Common stock, $.001 par value;  50,000,000 shares authorized;
  12,230,272 issued and outstanding                                   12,230
Paid-in capital                                                    2,153,482
Retained earnings                                                    386,616
                                                                  ----------
  Total stockholders' equity                                       2,552,328
                                                                  ----------

                                                                  $4,958,209
                                                                  ==========



     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended March 31,
                                                        2004           2003
                                                        ----           ----

Sales                                                $  2,288,426    $  2,024,206

Cost of sales                                             277,082         302,507
                                                     ------------    ------------

Gross profit                                            2,011,344       1,721,699

Operating Expenses:
Marketing, sales and support                            1,036,190         999,593
Research and development                                  589,827         584,362
General and administrative                                761,878         428,701
                                                     ------------    ------------

Total operating expenses                                2,387,895       2,012,656

Loss from operations                                     (376,551)       (290,957)

Other Income (expense):
Interest expense                                           (4,346)         (4,856)
Other                                                      22,688           2,107
                                                     ------------    ------------

    Loss before income taxes                             (358,209)       (293,706)

    Income tax benefit                                 (1,588,564)           --
                                                     ------------    ------------

Net income (loss)                                    $  1,230,355    $   (293,706)
                                                     ============    ============

Income (loss) per share - basic                      $       0.10    $      (0.02)
                                                     ============    ============

Income (loss) per share - diluted                    $       0.10    $      (0.02)
                                                     ============    ============
                                                     ============    ============

Shares used in computing basic income (loss) per
share                                                  12,230,272      12,230,272
Shares used in computing diluted income (loss) per
share                                                  12,320,869      12,230,272
                                                     ============    ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three months ended March 31,
                                                              2004         2003
                                                              ----         ----

Net cash provided by (used in) operating activities          $ (30,302)   $ 167,450

Cash flows from investing activities:
  Acquisition of property and equipment                        (19,523)     (26,919)
  Capitalized software development costs                          --       (135,000)
                                                             ---------    ---------
       Net cash used in investing activities                   (19,523)    (161,919)

Cash flows from financing activities:
  Related party note                                           152,410         --
  Repayment of long- term debt                                 (86,685)    (157,727)
                                                             ---------    ---------
       Net cash provided by (used in) financing activities      65,725     (157,727)
                                                             ---------    ---------

       Net increase (decrease) in cash and cash equivalents     15,900     (152,196)

Cash and cash equivalents at beginning of period               461,580      583,653
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $ 477,480    $ 431,457
                                                             =========    =========

Cash paid during the period for:
       Interest                                              $   4,346    $   4,856
                                                             =========    =========




     See accompanying notes to Condensed Consolidated Financial Statements.

                 ALADDIN SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aladdin Systems Holdings, Inc. and Subsidiaries as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary to make the financial statements not misleading. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

CUSTOMER INDEMNIFICATION

From time to time, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. As of March 31, 2004, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company's products infringe the intellectual property rights of any third parties.

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

SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grants in 2004 and 2003; stock price volatility, 90.35% in the three months ended March 31, 2004 and 104.54% in the three months ended March 31, 2003; risk free interest rate, 4.04% in the three months ended March 31, 2004, and 4.32% in the three months ended March 31, 2003; and no dividends during the expected term.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net earnings (loss) per share, basic and diluted, would have been as follows:

                                               Three months ended March 31,
                                                2004             2003
                                                ----             ----

Net income (loss), as reported                $   1,230,355   $  (293,706)
Stock based compensation, net of taxes,
determined under the intrinsic value method            --            --
Stock-based compensation, net of taxes,
determined under the fair value method               62,972       140,791
                                              -------------   -----------
Pro forma net income (loss)                   $   1,167,383   $  (434,497)

Basic net income (loss) per share
   As reported                                $        0.10   $     (0.02)
   Pro forma                                  $        0.10   $     (0.04)

Diluted net income (loss) per share
   As reported                                $        0.10   $     (0.02)
   Pro forma                                  $        0.09   $     (0.04)


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

For the three months ended March 31, 2004, a total of 2,498,261 shares issuable upon the exercise of outstanding stock options and for the three months ended March 31, 2003, a total of 2,993,421 shares issuable upon the exercise of outstanding stock options have been excluded from the diluted earnings per share calculation, as their inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 110,062 shares as of March 31, 2004 and as of March 31, 2003 were excluded from the diluted earnings per share calculation for the respective three-month periods, as their inclusion would be anti-dilutive.

RELATED PARTY NOTES

Notes payable to related parties include four notes for a total of $604,632. Three notes are payable on demand and one is a promissory note. Interest on the three demand notes is compounded daily and is payable monthly at an annual rate of 8.92% for two notes and 7% for one note. All three demand notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At March 31, 2004 the demand notes payable are convertible at $1.00 per share. During the three months ended March 31, 2004, the Company received an additional $152,410 on the promissory note.

Interest on the promissory note has been accrued at an annual rate equal to 3-month LIBOR plus 1%. At March 31, 2004, 3-month LIBOR rate was 1.1107%. The principal sum including interest is due on or before December 24, 2005.

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

The following table details segment information for the periods indicated:


Total Sales                             March 31, 2004       March 31, 2003
                                        -------------        --------------

Three months ended:
     Aladdin Systems                    $2,284,386           $2,024,206
     Aladdin Enterprise                      4,040                   --
                                        ----------           ----------
Total sales                             $2,288,426           $2,024,206


INCOME TAXES

Income tax expense (benefit) for the following periods consists of:

                                        Three months ended   Three months ended
                                          March 31, 2004      March 31, 2003
Current
   Federal                              $        --          $       --
   State                                         --                  --
                                        -----------          ----------
Total current                                    --                  --

Deferred
    Federal                              (1,005,574)                 --
    State                                  (582,990)                 --
                                        -----------          ----------
Total deferred                           (1,588,564)                 --

                                        $(1,588,564)         $        -


The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at March 31, 2004, is presented below:



Net operating loss carry forwards       $   698,892
Tax credit carry forwards                   989,815
Depreciation and amortization              (220,061)
Other                                       119,918
                                        -----------
Net deferred tax asset                    1,588,564
Less valuation allowance                         --

                                        -----------
                                        $ 1,588,564
                                        ===========

Based on the available evidence at March 31, 2004, management determined that it will be more likely than not, that the net deferred tax asset will be utilized and therefore reduced the tax valuation to zero. The evidence included review of the estimated taxable gains on the sale of AES and Systems that were likely to occur after March 31, 2004.

SUBSEQUENT EVENTS

On April 19, 2004, the Company sold its wholly-owned subsidiary, Aladdin Systems, Inc. to International Microcomputer Software, Inc. ("IMSI") pursuant to a Stock Purchase Agreement. The consideration for the sale was (a) cash in the amount of $1,500,000, subject to a 10% escrow, (b) 2,317,881 new issued shares of IMSI common stock (which are required to be registered within 90 days of the close of the transaction) and (c) two three-year convertible notes in the aggregate amount of$3,000,000. The number of shares of IMSI common stock was computed as $3,500,000 divided by the average of the closing "bid" price of IMSI's stock on the twenty (20) trading days prior to the closing date of April 19, 2004. Furthermore, additional cash earn-out payments may be earned, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin Systems for the three consecutive twelve- month periods following the closing date of April 19, 2004.

On April 16, 2004, the Company sold its wholly-owned subsidiary, Aladdin Enterprise Solutions, Inc. to AES Management Buyout Company ("AMBO"), pursuant to a Stock Purchase Agreement. Stockholders of AMBO include former employees of Aladdin Enterprise Solutions, Inc. The consideration for the sale was one six month secured promissory note in the amount of $550,000 and one thirty month secured promissory note in the amount of $641,050. As part of the consideration, the Company will also received the return of 1,375,000 shares of its common stock previously issued to the shareholders. In addtion, , the Company received 1,146,246 new issued shares of AMBO common stock.

Following the sale of both subsidiaries, the Company has no operating activities other than the management of its investments in IMSI and AMBO. In addition, the Company may seek and evaluate other business opportunities.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In April 2004, Aladdin Systems Holdings, Inc., ("Holdings" or the "Company") located in Watsonville, California sold its two wholly-owned subsidiaries, Aladdin Systems, Inc. ("Aladdin Systems") and Aladdin Enterprise Solutions, Inc. ("Aladdin Enterprise"). Following the sale, the Company has no operating activities and no longer generates any operating revenues. The Board of Directors of the Company is in process of determining the future direction of the Company.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The following table sets forth data derived from the condensed consolidated statements of operations, expressed as a percentage of sales.

                             Three months ended
                                  March 31,
                               2004     2003
                               ----     ----

Sales                           100%     100%
Cost of sales                    12       15
                               ----     ----
   Gross profit                  88       85

Marketing, sales and support     45       49
Research and development         26       29
General and administrative       33       21
                               ----     ----
   Total operating expenses     104       99

Loss from operations            (16)     (14)

Other expense net                 1       (1)
                               ----     ----

Net loss before income tax      (15)     (15)
Income tax benefit              (69)       0
                               ----     ----
Net income (loss)                54%     (15%)
                               ====     ====


Total Sales            March 31, 2004  March 31, 2003  % Change
                       --------------  --------------  -------

Three months ended:
     Aladdin Systems      $2,284,386   $2,024,206           13%
     Aladdin Enterprise        4,040           --           --
                          ----------   ----------      -------
Total sales               $2,288,426   $2,024,206           13%

Sales for Aladdin Systems increased 13% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase in sales was mostly due to new products, which were not available in the three months ended March 31, 2003. These products include the GameOn compilations, Internet Cleanup Mac, SpamCatcher, Ten for OSX Utilities Volume 2 and The Big Mix.

Sales for Aladdin Enterprise in the three months ended March 31, 2004 included recurring monthly licensing fees, which did not exist in 2003.


Sales Over Our Website

Sales of our products from our Websites, www.aladdinsys.com and www.stuffit.com, accounted for 46% of net sales in the three-month period ended March 31, 2004 and 45% in the three-month period ended March 31, 2003.

COST OF SALES             March 31, 2004          % Sales    March 31, 2003           % Sales
                          --------------          -------    --------------           -------
Three months ended:
     Aladdin Systems            $229,656               10%         $302,507               15%
     Aladdin Enterprise           47,426                2%               --
                          --------------   --------------    --------------       ----------
Total cost of sales             $277,082               12%         $302,507               15%

Cost of sales for Aladdin Systems, as a percentage of net sales for Aladdin Systems, decreased from 15% to 10% of sales for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. This decrease was mostly due to lower royalty expenses since we sold more non-royalty products than royalty products in the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. Overall cost of material packaging was also lower in the three-month period ended March 31, 2004 due to the mix of product sales, as some products cost more than others for packaging and materials.

Cost of sales for Aladdin Systems is composed primarily of (1) the costs of product materials and packaging; (2) amortization of capitalized software and development costs; and (3) royalties paid to outside developers on certain software products.

Cost of sales for Aladdin Enterprise includes payments to external developers performing services in connection with web development contracts and amortization of software development costs.


OPERATING EXPENSES

TOTAL MARKETING, SALES & SUPPORT  March 31, 2004   March 31, 2003   % Change
                                  --------------   --------------   --------

Three months ended:
     Aladdin Systems                  $957,351       $821,094             17%
     Aladdin Enterprise                 78,839        178,499            (56)
                                    ----------     ----------       --------
Total                               $1,036,190       $999,593              4%


Marketing, sales and support expenses for Aladdin Systems increased by 17% in the three-month period ended March 31, 2004, as compared with the three-month period ended March 31, 2003. This increase was primarily due to product advertising increases and payroll increases due to an increase in headcount.

Marketing, sales and support expenses for Aladdin Enterprise decreased 56% in the three-month period March 31, 2004, as compared with the three-month period ended March 31, 2003. This decrease was due to reducing all controllable expenses for Aladdin Enterprise in anticipation of selling the subsidiary.


TOTAL RESEARCH & DEVELOPMENT   March 31, 2004    March 31, 2003    % Change
                               --------------    --------------    --------

Three months ended:
     Aladdin Systems               $583,880          $503,620            16%
     Aladdin Enterprise               5,947            80,742           (93)
                               ------------      ------------       -------
Total                              $589,827          $584,362             1%


Research and development expenses for Aladdin Systems increased by 16% in the three-month period ended March 31, 2004, as compared with the three-month period ended March 31, 2003. This increase was due expanding our development center in India and an increase in payroll due to salary restorations.

Research and development expenses for Aladdin Enterprise decreased 93% in the three-month period March 31, 2004, as compared with the three-month period ended March 31, 2003. This decrease was due to reducing all controllable expenses for Aladdin Enterprise in anticipation of selling the subsidiary.

TOTAL GENERAL & ADMINISTRATIVE    March 31, 2004     March 31, 2003       % Change
                                  --------------     --------------       --------

Three months ended:

     Aladdin Systems                      $703,560           $295,797          138%
     Aladdin Enterprise                     58,318            132,904          (56)
                                  ----------------   ----------------  -----------
Total                                     $761,878           $428,701           78%

General and administrative expenses are composed principally of salaries of administrative personnel and fees for professional services. These expenses for Aladdin Systems increased 138% in the three-month period ended March 31, 2004, as compared with the three-month period ended March 31, 2003. This large increase was mostly due to the legal expenses relating to the pending AKS litigation.

General and administrative expenses for Aladdin Enterprise decreased 56% in the three-month period March 31, 2004, as compared with the three-month period ended March 31, 2003. This decrease was due to reducing all controllable expenses for Aladdin Enterprise in anticipation of selling the subsidiary.


PROVISION FOR INCOME TAXES

The valuation allowance was reduced to zero at March 31, 2004 resulting in a tax benefit of $1,558,564 being recorded in the quarter. The Corporation determined that it will be more likely than not, to use the full NOL carry forward in the current tax year, and therefore reduced the tax valuation to zero. Management examined the evidence available at March 31, 2004 including the anticipated sale of AES and Systems and the ongoing expenses of Holdings, and determined that the deferred tax asset will more like than not, be realized.


LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 31, 2004, net cash used in operating activities was $30,302 compared with $167,450 provided by operating activities for the comparable period in 2003.


Net cash used in investing activities in the three months ended March 31, 2004 was $19,523 compared with $161,919 used in investing activities in the comparable period in 2003. In 2003, we spent $135,000 for software development by Aladdin Enterprise.


Net cash provided by financing activities for the three months ended March 31, 2004 was $65,725 as compared with $157,727 used in financing activities during the comparable period in 2003. During the three months ended March 31, 2004, we received $152,410 from a related party.

At March 31, 2004, the Company had cash and cash equivalents totaling $477,480.

Over the next 12 months, our fixed payment commitments include payments on demand notes and a promissory note.

RISKS AND UNCERTAINTIES

Following the sale of our subsidiaries, risks and uncertainties for the Company include, but are not limited to:

           o   Limited cash as a result of no current operations
           o   Limited resources


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


Capitalized Software

Our capitalized software costs include the acquisition of software rights as well as costs incurred once the point of technological feasibility is reached, primarily for external contracting fees paid to developers. The amortization charged to each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product, or (b) 60 months. Our estimates of total revenues are based on sales forecasts for the products. If sales volumes were to unexpectedly decrease for reasons such as changes in customer demand or the introduction of new products by our competitors, we would need to increase the amortization of our capitalized software, decreasing our earnings

Deferred Tax Valuation Allowance

The deferred tax asset is mainly due to net operating losses carried forward and available R&D tax credits. A valuation allowance is recorded against the asset, if it more likely than not, that the asset will not be utilized in the future.

ITEM 3: CONTROLS AND PROCEDURES

       The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as March 31, 2004. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of March 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II

ITEM 1.  LEGAL PROCEEDINGS

           In December 2003, Aladdin Knowledge Systems, Inc. ("AKS"), filed a suit against the Company in the Federal District Court for the Northern District of Illinois, alleging, among other things, that the Company's use of the "Aladdin" trademark infringed the rights of AKS and they are seeking a preliminary injunction to prevent the Company from using the "Aladdin" name in connection with our SpamCatcher product. Both the Company and AKS have been aware of each other's use of the "Aladdin" trademark since at least 1993. The complaint seeks only equitable relief and does not seek monetary damages from the Company. The Company is vigorously defending this action and has filed an answer denying all of AKS's claims. To date, limited discovery has been conducted and there is currently a hearing scheduled in June 2004 to hear AKS's motion for a preliminary injunction.

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

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


ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)


/s/ Jonathan Kahn                                                        5/21/04
------------------------------------
(Jonathan Kahn, Chief Executive Officer, President and Director)


/s/ Alexandra Gonzalez                                                   5/21/04
------------------------------------
(Chief Financial Officer, Secretary)