Form 10QSB
period 2004-06-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2004-08-27
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2004


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

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF AUGUST 23, 2004: COMMON STOCK: 11,019,266

                         ALADDIN SYSTEMS HOLDINGS, INC.
                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2004                    3

   Condensed Consolidated Statements of Operations for the Three
         And Six Months Ended June 30, 2004 and 2003                           4

   Condensed Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 2004 and 2003                                     5

   Notes to Condensed Consolidated Financial Statements                        8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

Item 3. Controls and Procedures                                               13

PART II

Item 1. Legal Proceedings                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    14

PART I
ITEM 1: FINANCIAL STATEMENTS

                         ALADDIN SYSTEMS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                        ASSETS                               JUNE 30, 2004
Current Assets:
  Cash and cash equivalents                                       $   833,016
  Accounts Receivable                                                       -
  Inventories                                                               -
  Prepaid expenses and other assets                                         -
  Notes receivables - current                                       2,754,039
  Stock investments                                                 2,943,709
                                                        ---------------------
    Total current assets                                            6,530,764

Capitalized software, net                                                   -
Property and equipment, net                                            15,000

Notes receivables - long term                                       2,153,724
Deferred tax asset                                                    202,526
                                                        ---------------------

                     TOTAL ASSETS                                  $8,902,015
                                                        =====================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt                            $         -
  Related party notes                                                 110,062
  Accounts payable                                                    302,926
  Income tax payable                                                  609,218
  Accrued expenses                                                    175,000
                                                        ---------------------
    Total current liabilities                                       1,197,205

Long-term debt                                                              -

                   TOTAL LIABILITIES                                1,197,205

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares
authorized;
  none  issued and outstanding                                              -
Common stock, $.001 par value;  50,000,000 shares
authorized;
  11,019,266 issued and outstanding                                    11,019
Paid-in capital                                                     1,501,839
Retained earnings (accumulated deficit)                             6,191,952
                                                        ---------------------
  Total stockholders' equity                                        7,704,809
                                                        ---------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 8,902,015
                                                        =====================

     See accompanying notes to Condensed Consolidated Financial Statements.

                         ALADDIN SYSTEMS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three months         Six months         Three months      Six months
                                               ended               ended               ended            ended
                                                     June 30, 2004                         June 30, 2003

Sales                                         $         -       $         -        $         -        $         -
Cost of sales                                           -                 -                  -                  -
                                      ---------------------------------------------------------------------------

Gross profit                                            -                 -                  -                  -

Operating Expenses:
Marketing, sales and support                            -                 -                  -                  -
Research and development                                -                 -                  -                  -
General and administrative                        991,438         1,290,281            111,776            282,551
                                      ---------------------------------------------------------------------------

Total operating expenses                          991,438         1,290,281            111,776            282,551
                                      ---------------------------------------------------------------------------

Operating loss from continuing
operations                                       (991,438)       (1,290,281)          (111,776)          (282,551)

Other Income (expense):
Interest and Other income                         371,390           371,390                  -                  -
Interest expense                                   (2,341)           (4,678)            (2,331)            (4,637)
                                      ---------------------------------------------------------------------------

Loss from continuing operations
before income taxes                              (622,389)         (923,568)          (114,107)          (287,188)

Income tax benefit                               (281,059)       (1,839,623)                  -                 -
                                      ---------------------------------------------------------------------------

Net income (loss) from continuing
operations                                       (341,330)          916,055           (114,107)          (287,188)

Gain on sale of subsidiaries, net of
income taxes                                    6,290,577         6,290,577                  -                  -

Loss from discontinued operations                (143,911)         (170,941)          (131,908)          (252,533)
                                      ---------------------------------------------------------------------------
Net income (loss) from discontinued
operations                                      6,146,666         6,119,636           (131,908)          (539,721)
                                      ---------------------------------------------------------------------------

Net income  (loss)                            $ 5,805,336       $ 7,035,691        $  (246,015)       $  (539,721)
                                      ===========================================================================

Basic income (loss) per share:
     Income (loss) per share from
       continuing operations                  $     (0.03)      $      0.08        $     (0.01)       $     (0.02)
     Income (loss) per share from
       discontinued operations                $      0.56       $      0.56        $     (0.01)       $     (0.02)
     Income (loss) per share                  $      0.53       $      0.64        $     (0.02)       $     (0.04)

Diluted income (loss) per share:
     Income (loss) per share from
       continuing operations                  $     (0.03)      $      0.08        $     (0.01)       $     (0.02)
     Loss per share from
       discontinued operations                $      0.54       $      0.54        $     (0.01)       $     (0.02)
     Income (loss) per share                  $      0.51       $      0.62        $     (0.02)       $     (0.04)

Shares used in computing basic
income (loss) per share                        11,019,266        11,019,266         12,230,272         12,230,272
                                      ===========================================================================
Shares used in computing diluted
income (loss) per share                        11,350,557        11,350,557         12,230,272         12,230,272
                                      ===========================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                         ALADDIN SYSTEMS HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six months ended June 30,
                                                                              2004             2003
                                                                              ----             ----

Net cash provided by (used in) operating activities                      $ (1,024,766)       $  140,412

Cash flows from investing activities:
  Proceeds from the sale of subsidiaries                                    1,350,000                 -
  Cash used by discontinued operations in investing activities                (19,523)         (320,676)
                                                                     ----------------------------------
         Net cash provided by (used in) investing activities                1,330,477          (320,676)

Cash flows from financing activities:
  Cash provided by (used by) discontinued operations in
    financing activities                                                       65,725          (224,764)
                                                                     ----------------------------------
       Net cash provided by (used in) financing activities                     65,725          (224,764)
                                                                     ----------------------------------

      Net increase (decrease) in cash and cash equivalents                    371,436          (405,028)

Cash and cash equivalents at beginning of period                              461,580           583,653
                                                                     ----------------------------------

Cash and cash equivalents at end of period                               $    833,016        $  178,625
                                                                     ==================================

Other supplemental cash flow disclosures: Cash paid during the period for:
Interest                                                                 $      6,838        $    9,176
                                                                     ==================================
Notes receivable on sale of subsidiaries                                 $  3,000,000                 -
                                                                     ==================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                         ALADDIN SYSTEMS HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aladdin Systems Holdings, Inc. as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, have been prepared from the records of the Company, but do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary to make the financial statements not misleading. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

DISCONTINUED OPERATIONS

On April 16, 2004, the Company sold its subsidiary, Aladdin Enterprise Solutions, Inc. to AES Management Buyout Company ("AMBO"), pursuant to a stock purchase agreement. The consideration includes one six-month secured promissory note in the amount of $550,000 and one thirty-month secured promissory note in the amount of $641,050. Both notes are secured by an intellectual property agreement. As part of the consideration, the Company also received 1,375,000 shares of its common stock previously issued to the Aladdin Enterprise Solution shareholders, and the Company will also receive 1,146,246 new issued shares of AMBO common stock. The 1,375,000 shares were valued based on the market share price of our stock on April 16, 2004, which was $0.59. Management is unable to determine the value of the 1,146,246 shares in AMBO due to the lack of financial information on AMBO and no market in which to sell these shares. Accordingly, management as valued these shares at zero, until such time as a value can be ascertained.

On April 19, 2004, the Company sold its subsidiary, Aladdin Systems, Inc. to International Microcomputer Software, Inc. ("IMSI") pursuant to a stock purchase agreement. The consideration consists of a combination of cash in the amount of $1,500,000, subject to a 10% escrow, 2,317,881 unregistered shares of IMSI common stock and two three-year convertible notes in the aggregate amount of $3,000,000. The number of shares of common stock is equal to $3,500,000 divided by the average of the closing "bid" price of IMSI's stock on the twenty (20) trading days prior to the closing date of April 19, 2004. The number of shares received was 2,317,881. Furthermore, additional cash earn-out payments may be earned, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin Systems for the three consecutive twelve- month periods following the closing date of April 19, 2004.

The gain on the sale of each subsidiary is summarized in the table below:

                                AES            Systems         Total

Investment                  $   60,029       $1,275,512        $ 1,334,541
Consideration                2,002,300        8,000,000         10,002,300
                           -----------------------------------------------

Gain                        $1,942,271       $6,724,488        $ 8,666,759
Tax on Gain                                                      2,376,182
                                                         -----------------
Gain, net of tax                                               $ 6,290,577
                                                         =================

Condensed financial information for these discontinued operations is summarized below for the three and six months ended June 30, 2004 and June 2003.


                                       Three months     Six months     Three months     Six months
                                           ended           ended           ended           ended
                                               June 30, 2004                   June 30, 2003
                                               -------------                   -------------

Sales                                     $ 232,681     $ 2,521,107      $1,838,867      $3,836,073
Costs and expenses                          476,308       2,842,442       1,917,619       4,062,008
                                    ---------------------------------------------------------------

Loss from operations of
discontinued operations                    (243,627)       (321,335)        (78,752)       (198,935)

Other Income (expense):
Interest expense                               (151)         (2,161)         (1,989)         (4,539)
Other                                             -          22,688         (51,167)        (49,059)
                                    ---------------------------------------------------------------

    Loss before income taxes               (243,778)       (300,808)       (131,908)       (252,533)

    Income tax benefit                      (99,867)       (129,867)              -               -
                                    ---------------------------------------------------------------

Loss from discontinued operations
                                          $(143,911)    $  (170,941)     $(131,908)      $(252,533)
                                    ===============================================================

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

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

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net earnings (loss) per share, basic and diluted, would have been as follows:


                                             Three months     Six months      Three months      Six months
                                                ended            ended            ended            ended
                                                    June 30, 2004                    June 30, 2003
                                                    -------------                    -------------

Net income (loss), as reported                $5,805,336      $7,035,691        $ (246,015)     $(539,721)
Add:  Stock based compensation, net of
taxes, determined under the intrinsic
value method                                           -               -                 -              -

Less:  Stock-based compensation, net
of taxes, determined under the fair
value method                                     137,251         200,223            124,965       265,756
                                         ---------------  --------------  -----------------  ------------
Pro forma net income (loss)                   $5,668,085      $6,835,468         $(370,980)     $(805,477)

Pro forma net income  (loss) from
continuing operations                         $(478,581)      $(715,832)         $(370,980)     $(805,477)

Basic net income (loss) per share
   As reported                                     $0.53           $0.64            $(0.02)        $(0.04)
   Pro forma                                       $0.51           $0.62            $(0.03)        $(0.07)

Diluted net income (loss) per share
   As reported                                     $0.51           $0.62            $(0.02)        $(0.04)
   Pro forma                                       $0.50           $0.60            $(0.03)        $(0.07)


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

For the three months ended June 30, 2004, a total of 2,062,743 shares issuable upon the exercise of outstanding stock options and for the three months ended June 30, 2003, a total of 2,990,421 shares issuable upon the exercise of outstanding stock options have been excluded from the diluted earnings per share calculation, as their inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 110,062 shares as of June 30, 2004 and June 30, 2003 were excluded from the diluted earnings per share calculation for the respective three-month periods, as their inclusion would be anti-dilutive.

RELATED PARTY NOTES

Notes payable to related parties include three notes for a total of $110,062. These notes are payable on demand and interest is compounded daily and is payable monthly at an annual rate of 8.92% for two notes and 7% for one note. All three demand notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At June 30, 2004 the demand notes payable are convertible at $1.00 per share.

INCOME TAXES

Income tax expense (benefit) for the following periods consists of:

                                         Three months ended  Six months ended
                                           June 30, 2004      June 30, 2004
Current
   Federal                                  $ 1,563,778       $ 1,563,778
   State                                        410,350           410,350
   Federal net operation loss
     carryback utilized                        (365,843)         (365,843)
   General business credit
     carryback utilized                        (999,067)         (999,067)
                                            -----------------------------
Total current                                   609,218           609,218

Deferred
    Federal                                     970,832           (34,742)
    State                                       415,206          (167,784)
                                            -----------------------------
Total deferred                                1,386,038          (202,526)

Total taxes                                 $ 1,995,256       $   406,692
                                            =============================

Related to:
  Continuing operations                     $  (281,059)      $(1,839,623)
  Loss on discontinued operations               (99,867)         (129,867)
  Gain on sale of subsidiaries                2,376,182         2,376,182
                                            -----------------------------
Total income tax provision                  $ 1,995,256       $   406,692

SUBSEQUENT EVENTS

On May 25, 2004 the Company's Board of Directors approved the Amendment of the Company's Articles of Incorporation changing the name of the Company to "Monterey Bay Tech, Inc" (the "Amendment"). On or about May 26, 2004 stockholders, who own approximately 61% of the Company's outstanding shares gave their written consent to the adoption of the Amendment. The Company expects to file the Amendment and thus change the name of the Company on or before August 31, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Aladdin Systems Holdings, Inc. (the "Company"), was formed on March 26, 1997 as Foreplay Golf & Travel Tours, Inc. The Company changed its name to Aladdin Systems Holdings, Inc. in October 1999 after acquiring all the common stock of Aladdin Systems, Inc., a Delaware corporation. The business combination was accounted for as a reverse acquisition as Aladdin Systems, Inc. was deemed to be the accounting acquirer as discussed in Staff Accounting Bulletin No. 97.

On April 16, 2004 and April 19, 2004, the Company sold its Aladdin Enterprise Solutions, Inc. and Aladdin Systems, Inc. subsidiaries, respectively. Since April 20, 2004, the Company no longer has an operating business and has not generated any operating revenues.

The Board of Directors is in the process of determining the future direction of the Company including how to utilize the Company's assets through the acquisition of an existing business or businesses, or the development of a new business by the Company.

RESULTS OF CONTINUING OPERATIONS

The following discussion compares results from continuing operations and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OPERATING EXPENSES

General and administrative expenses prior to April 19, 2004 consisted principally of salaries of administrative personnel, fees for professional services and facilities expenses. Since April 19, 2004, general and administrative expenses have been composed principally of salaries for the Company's executive officers and fees for professional services. In the three-month period ended June 30, 2004, the Company issued one -time bonuses and incurred final legal expenses related to the settlement of a lawsuit. In total, for the three month period ended June 30, 2004 general and administrative expenses were $991,438 including $949,336 of expenses relating to the bonus and legal expenses. For the three-month period ended June 30, 2003, general and administrative expenses were $111,776. For the six-month period ended June 30, 2004, general and administrative expenses were $1,290,281 including $1,248,179 of expenses relating to the bonus and legal expenses. In the six-month period ended June 30, 2003 general and administrative expenses were $282,551.

INTEREST AND OTHER INCOME

Interest income is comprised of interest earnings on cash equivalents. Other income is primarily comprised of the gain or loss on stock investment. In the three-month period ended June 30, 2004, total interest and other income was $371,390 which included the first installment of a payment of $210,000 made to the Company in connection with the settlement of the Aladdin Knowledge Systems lawsuit. No such interest and other income was recorded before April 1, 2004.

INTEREST EXPENSE

Interest expense consists of interest on the three demand notes which totaled $2,341 for the three month period ended June 30, 2004.

PROVISION FOR INCOME TAXES

The valuation allowance recorded against net deferred tax assets was reduced to zero at March 31, 2004 resulting in a tax benefit of $1,588,564 being recorded in that quarter. As a result of the gains generated on the Company's dispositions, the expects that it will be able to utilize the full NOL carry forward in the current tax year, and therefore reduced the tax valuation to zero. Management examined the evidence available at March 31, 2004 including the anticipated sale of AES and Systems and the ongoing expenses of Holdings, in making its assessment of the realization of its net deferred tax assets.

As a result of the gains generated on the Company's dispositions in the six-month period ended June 30, 2004, the Company recorded a current tax expense of $609,218.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had cash and cash equivalents totaling $833,016.

During the six-month period ended June 30, 2004, net cash used in operating activities was $1,024,766 compared with $140,412 provided by operating activities for the comparable period in 2003. This change was mostly due an increase in expenses during the six-month period ended June 30, 2004 due to increased legal fees and one-time bonus expenses.

Net cash provided by investing activities in the six months ended June 30, 2004 was $1,330,477 compared with $320,676 used in investing activities in the comparable period in 2003. This change was due mostly to the cash received from the first installment of the sale of one of the subsidiaries.

Net cash provided by financing activities for the six months ended June 30, 2004 was $65,725 as compared with $224,764 used in financing activities during the comparable period in 2003. In 2004, $152,410 was received from a related party to cover some expenses for the AES subsidiary and in 2003, $150,000 more was used to pay additional notes payable for prepaid royalties and a software acquisition.

Our capital requirements have decreased since the sale of our operating subsidiaries in April 2004. Over the next 12 months, our fixed payment commitments include payments to employees, payments on demand notes, and payments for legal and accounting professional services as needed. We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, fixed payment commitments and capital expenditures for the next 12 months. If our current cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

RISKS AND UNCERTAINTIES

Following the sale of our subsidiaries, risks and uncertainties for the Company include, but are not limited to:

         o  Limited cash resources as a result of no current operations
         o  No revenue or cash generated operations
         o  Few employees o Realization of IMSI and AMBO investments
         o  Collection of notes receivables

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

ITEM 3: CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as June 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of June 30, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

In December 2003, Aladdin Knowledge Systems, Inc. ("AKS"), filed a suit against the Company in the Federal District Court for the Northern District of Illinois, alleging, among other things, that the Company's use of the "Aladdin" trademark infringed the rights of AKS and a preliminary injunction to prevent the Company from using the "Aladdin" name in connection with our SpamCatcher product. In June 2004, the Company settled the suit with AKS and will receive payments from AKS totaling $550,000 which represents reimbursement of legal fees and certain costs to be incurred by the Company associated with implementing a name change and certain costs to be incurred by IMSI for the cost of implementing a change of the name of its Aladdin Systems subsidiary. Pursuant to our Stock Purchase Agreement with IMSI, IMSI is entitled to receive 50% of such amount after deducting expenses associated with defending the AKS litigation. The Company is in the process of changing its name which is expected to be completed by August 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits.

      31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

      31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

      32.1 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

      32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

      (b) Reports on Form 8-K

      o On May 3, 2004, we filed a report on Form 8-K to announce the sale of our subsidiary, Aladdin Enterprise Solutions, Inc. to AES Management Buyout Company.

      o On May 4, 2004, we filed a report on Form 8-K to announce the sale of our subsidiary, Aladdin Systems, Inc. to International Microcomputer Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ALADDIN SYSTEMS HOLDINGS, INC.
(Registrant)


/s/ Jonathan Kahn
/s/Jonathan Kahn                                                       8/26/04
------------------------------------
(Jonathan Kahn, Chief Executive Officer, President and Director)


/s/ Alexandra Gonzalez                                                 8/26/04
------------------------------------
(Chief Financial Officer, Secretary)