Form 10QSB/A
period 2004-06-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2004-11-22
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2004

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____ .

                             MONTEREY BAY TECH, INC.
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

Former name, former address and former fiscal year, if changed since last report: Former name was Aladdin Systems Holdings, Inc.

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

                             MONTEREY BAY TECH, INC.
                                Table of Contents

                                                                            Page

PART I

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2004 (as restated)      3

   Condensed Consolidated Statements of Operations for the Three
         And Six Months Ended June 30, 2004 and 2003 (as restated)             4

   Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2004 and 2003 (as restated)                     5

   Notes to Condensed Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial                    11
         Condition and Results of Operations

Item 3.  Controls and Procedures                                              13


PART II

Item 1.  Legal Proceedings                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    14

Part 1
Item 1:  Financial Statements

                             Monterey Bay Tech, Inc.
                      Condensed Consolidated Balance Sheet
                                  (As restated)
                                   (Unaudited)

                       ASSETS                         June 30, 2004
Current Assets:
  Cash and cash equivalents                           $  833,016
  Notes receivables - current                          2,754,039
  Stock investments                                    2,943,709
                                                      ----------
    Total current assets                               6,530,764

Property and equipment, net                               15,000

Notes receivables - long term                          2,153,724
                                                      ----------

                     Total Assets                     $8,699,489
                                                      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Related party notes                                 $  110,062
  Accounts payable                                       302,926
  Deferred tax liability                               1,305,939
  Accrued expenses                                       175,000
                                                      ----------
    Total current liabilities                          1,893,926
                                                      ----------

                   Total Liabilities                   1,893,926

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares
authorized;
  none  issued and outstanding                                --
Common stock, $.001 par value;  50,000,000 shares
authorized;
  11,019,266 issued and outstanding                       11,019
Paid-in capital                                        1,501,839
Retained earnings                                      5,292,705
                                                      ----------
  Total stockholders' equity                           6,805,562
                                                      ----------

      Total Liabilities and Stockholders' Equity      $8,699,489
                                                      ==========

     See accompanying notes to Condensed Consolidated Financial Statements.

                             Monterey Bay Tech, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                      Three months    Six months     Three months     Six months
                                         ended          ended           ended            ended
                                             June 30, 2004                   June 30, 2003
                                              (As restated)
Sales                                $         --    $         --    $         --    $         --
Cost of sales                                  --              --              --              --
                                     ------------    ------------    ------------    ------------

Gross profit                                   --              --              --              --

Operating Expenses:
   General and administrative             991,438       1,290,281         111,776         282,551
                                     ------------    ------------    ------------    ------------

Total operating expenses                  991,438       1,290,281         111,776         282,551
                                     ------------    ------------    ------------    ------------

Operating loss from continuing
operations                               (991,438)     (1,290,281)       (111,776)       (282,551)

Other Income (expense):
   Interest                                27,682          27,682              --              --
   Other income - settlement of
       lawsuit                            550,000         550,000
   Other income - loss on
       investments                       (556,291)       (556,291)
   Interest expense                        (2,341)         (4,678)         (2,331)         (4,637)
                                     ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes                   (972,389)     (1,273,568)       (114,107)       (287,188)

Income tax benefit                       (567,656)     (2,156,220)             --              --
                                     ------------    ------------    ------------    ------------

Net income (loss) from
   continuing operations                 (404,734)        882,652        (114,107)       (287,188)

Gain on sale of subsidiaries, net
   of income taxes                      5,424,987       5,424,987              --              --
Loss from discontinued
   operations, net of income taxes       (114,165)       (171,195)       (131,908)       (252,533)
                                     ------------    ------------    ------------    ------------
Net income (loss) from
   discontinued operations              5,310,822       5,253,792        (131,908)       (539,721)
                                     ------------    ------------    ------------    ------------

Net income  (loss)                     $4,906,089      $6,136,444      $ (246,015)     $ (539,721)
                                     ============    ============    ============    ============

Basic income (loss) per share:
    Income (loss) per share from
      continuing operations            $    (0.04)     $     0.08      $    (0.01)     $    (0.02)
     Income (loss) per share from
       discontinued operations         $     0.48      $     0.48      $    (0.01)     $    (0.02)
     Income (loss) per share           $     0.45      $     0.56      $    (0.02)     $    (0.04)

Diluted income (loss) per share:
    Income (loss) per share from
      continuing operations            $    (0.04)     $     0.08      $    (0.01)     $    (0.02)
     Loss per share from
       discontinued operations         $     0.48      $     0.46      $    (0.01)     $    (0.02)
     Income (loss) per share           $     0.45      $     0.54      $    (0.02)     $    (0.04)

Shares used in computing basic
income (loss) per share                11,019,266      11,019,266      12,230,272      12,230,272
                                     ============    ============    ============    ============
Shares used in computing diluted
income (loss) per share                11,019,266      11,350,557      12,230,272      12,230,272
                                     ============    ============    ============    ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                             Monterey Bay Tech, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                     Six months ended June 30,
                                                                       2004             2003
                                                                  -------------    -------------

Net cash provided by (used in) operating activities               $  (1,024,766)   $     140,412

Cash flows from investing activities:
  Proceeds from the sale of subsidiaries                              1,350,000               --
  Cash used by discontinued operations in investing activities          (19,523)        (320,676)
                                                                  -------------    -------------
         Net cash provided by (used in) investing activities          1,330,477         (320,676)

Cash flows from financing activities:
  Cash provided by (used by) discontinued operations in
    financing activities                                                 65,725         (224,764)
                                                                  -------------    -------------
       Net cash provided by (used in) financing activities               65,725         (224,764)
                                                                  -------------    -------------

      Net increase (decrease) in cash and cash equivalents              371,436         (405,028)

Cash and cash equivalents at beginning of period                        461,580          583,653
                                                                  -------------    -------------

Cash and cash equivalents at end of period                        $     833,016    $     178,625
                                                                  =============    =============

Other supplemental cash flow disclosures:
Cash paid during the period for:
Interest                                                          $       6,838    $       9,176
                                                                  =============    =============
Notes receivable on sale of subsidiaries                          $   3,350,000               --
                                                                  =============    =============

     See accompanying notes to Condensed Consolidated Financial Statements.

                             MONTEREY BAY TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Monterey Bay Tech, Inc. (the "Company") (formerly Aladdin Systems Holdings, Inc.) as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, have been prepared from the records of the Company, but do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary to make the financial statements not misleading. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Restatement

The June 30, 2004 balance sheet and statement of operations have been restated to correct the tax expense that was understated in the original 10-QSB filing. The Company has determined that the taxable gain on the sale of subsidiaries was incorrectly calculated as of June 30, 2004. The Company also reclassified a $350,000 promissory note that was received on the sale of the Aladdin Systems subsidiary to the gain on the sale of such subsidiary. The impact of these restatements is noted in the tables below.

For the three months ended June 30, 2004

                                       Originally reported    Adjustment         As restated
Loss from continuing operations
    before income taxes                $      (622,389)   $      (350,000)   $      (972,389)
Income tax benefit                            (281,059)          (286,597)          (567,656)
                                       ---------------    ---------------    ---------------
Net income (loss) from continuing
   Operations                                 (341,330)           (63,403)          (404,733)

Gain on sale of subsidiaries, net of
    income taxes                             6,290,577           (865,590)         5,424,987
Loss from discontinued operations,
    net of income taxes                       (143,911)            29,746           (114,165)
                                       ---------------    ---------------    ---------------
Net income (loss) from
   discontinued operations                   6,146,666           (835,844)         5,310,822
                                       ---------------    ---------------    ---------------
Net income (loss)                      $     5,805,336    $      (899,247)   $     4,906,089
                                       ===============    ===============    ===============

For the six months ended June 30, 2004

                                      Originally reported     Adjustment          As restated
Loss from continuing operations
    before income taxes                $      (923,568)   $      (350,000)   $    (1,273,568)
Income tax benefit                          (1,839,623)          (316,597)        (2,156,220)
                                       ---------------    ---------------    ---------------
Net income (loss) from continuing
   Operations                                  916,055            (33,403)           882,652

Gain on sale of subsidiaries, net of
    income taxes                             6,290,577           (865,590)         5,424,987
Loss from discontinued operations,
    net of income taxes                       (170,941)              (254)          (171,195)
                                       ---------------    ---------------    ---------------
Net income (loss) from
   discontinued operations                   6,119,636           (865,844)         5,253,792

                                       ---------------    ---------------    ---------------
Net income (loss)                      $     7,035,691    $      (899,247)   $     6,136,444
                                       ===============    ===============    ===============

As of June 30, 2004

                                Originally reported           Adjustment               As restated
Current assets                   $     6,530,764                       --           $     6,530,764
Deferred tax asset                       202,526                 (202,526)                       --

Total Assets                           8,902,015                 (202,526)                8,699,489
                                 ---------------          ---------------           ---------------

Income tax payable                       609,218                 (609,218)                       --
Deferred income taxes                         --                1,305,939                 1,305,939

Total Liabilities                      1,197,205                  696,721                 1,893,926
                                 ---------------          ---------------           ---------------

Retained earnings                      6,191,952                 (899,247)                5,292,705
                                 ===============          ===============           ===============

Discontinued Operations

On April 16, 2004, the Company sold its Aladdin Enterprise Solutions, Inc. ("AES") subsidiary to AES Management Buyout Company, a Delaware corporation ("AMBO"), pursuant to a Stock Purchase Agreement. The consideration for the purchase was in the form of one six-month secured promissory note in the amount of $550,000 and one thirty-month secured promissory note in the amount of $641,050. Both notes are secured by an Intellectual Property Security Agreement covering the intellectual property assets owned by AES and a Pledge Agreement covering all of the issued and outstanding shares of AES. As part of the consideration, the Company also received the return of 1,375,000 shares of the Company's common stock previously issued to the original shareholders of AES (prior to the acquisition of AES by the Company) and the Company also received 1,146,246 newly issued shares of AMBO common stock. The 1,375,000 shares of common stock were valued based on the market share price of our common stock on April 16, 2004, which was $0.59 per share. Management is unable to determine the value of the 1,146,246 AMBO shares received due to the lack of market for such shares and the unavailability of financial information regarding AMBO. Accordingly, management has valued these shares at zero, until such time as a value can be ascertained.

On April 19, 2004, the Company sold its, Aladdin Systems, Inc. subsidiary to International Microcomputer Software, Inc. ("IMSI") pursuant to a Stock Purchase Agreement. The consideration paid consisted of a combination of cash in the amount of $1,500,000, subject to a 10% escrow; 2,317,881 newly issued shares of IMSI common stock and two three-year secured convertible notes in the aggregate amount of $3,000,000. The number of shares of common stock received was equal to $3,500,000 divided by the average of the closing "bid" price of IMSI's stock on the twenty (20) trading days prior to the closing date of April 19, 2004. Furthermore, pursuant to the Stock Purchase Agreement, the Company may have been entitled to additional cash earn-out payments, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin Systems for the three consecutive twelve- month periods following the closing date of April 19, 2004.

The gain on the sale of each subsidiary is summarized in the table below (as restated):

                                 AES              Aladdin Systems                Total
Carrying value            $        60,029          $     1,275,512          $     1,335,541
Consideration                   2,002,300                8,350,000               10,352,300
                          ---------------          ---------------          ---------------

Gain                      $     1,942,271          $     7,074,488          $     9,016,759
Tax on Gain                                                                       3,591,772
                                                                            ---------------
Gain, net of tax                                                            $     5,424,987
                                                                            ===============

Condensed financial information for these discontinued operations is summarized below for the three and six months ended June 30, 2004 and 2003 (as restated).

                                            Three months          Six months           Three months           Six months
                                               ended                ended                  ended                 ended
                                                     June 30, 2004                              June 30, 2003
                                                     -------------                              -------------
Sales                                      $   232,681           $ 2,521,107           $ 1,838,867           $ 3,836,073
Costs and expenses                             476,309             2,842,442             1,917,619             4,062,008
-------------------------------------------------------------------------------------------------------------------------

Loss from operations of
discontinued operations                       (243,627)             (321,335)              (78,752)             (198,935)

Other Income (expense):
Interest expense                                  (151)               (2,161)               (1,989)               (4,539)
Other                                               --                22,688               (51,167)              (49,059)
-------------------------------------------------------------------------------------------------------------------------

    Loss before income taxes                  (243,778)             (300,808)             (131,908)             (252,533)

    Income tax benefit                        (129,613)             (129,613)                   --                    --
-------------------------------------------------------------------------------------------------------------------------

Loss from discontinued operations
                                           $  (114,165)          $  (171,195)          $  (131,908)          $  (252,533)
========================================================================================================================

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

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net earnings (loss) per share, basic and diluted, would have been as follows (as restated):

                                                Three months           Six months              Three months              Six months
                                                    ended                ended                     ended                    ended
                                                            June 30, 2004                                 June 30, 2003
                                                            -------------                                 -------------
Net income (loss), as reported                  $   4,906,089          $   6,136,444          $    (246,015)          $    (539,721)
Add:  Stock based compensation, net of
taxes, determined under the intrinsic
value method                                               --                     --                     --                      --
Less:  Stock-based compensation, net
of taxes, determined under the fair
value method                                          137,251                200,223                124,965                 265,756
                                                -----------------------------------------------------------------------------------
Pro forma net income (loss)                     $   4,768,837          $   5,936,221          $    (370,980)          $    (805,477)

Basic net income (loss) per share
   As reported                                  $        0.45          $        0.56          $       (0.02)          $       (0.04)
   Pro forma                                    $        0.43          $        0.54          $       (0.03)          $       (0.07)

Diluted net income (loss) per share
   As reported                                  $        0.45          $        0.54          $       (0.02)          $       (0.04)
   Pro forma                                    $        0.43          $        0.52          $       (0.03)          $       (0.07)

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

Income Taxes

Income tax expense (benefit) for the following periods consists of (as restated):

                                      Three months ended  Six months ended
                                       June 30, 2004        June 30, 2004
Current
   Federal                               $        --         $        --
   State                                          --                  --
                                         -------------------------------
Total current                                     --                  --

Deferred
    Federal                                2,252,582           1,247,008
    State                                    641,921              58,931
                                         -------------------------------
Total deferred                             2,894,503           1,305,939

Total income tax provision               $ 2,894,503         $ 1,305,939
                                         ===============================

Related to:
  Continuing operations                  $  (567,655)        $(2,156,219)
  Loss on discontinued operations           (129,613)           (129,613)
  Gain on sale of subsidiaries             3,591,772           3,591,772
                                         -------------------------------
Total income tax provision               $ 2,894,503         $ 1,305,939
                                         ===============================

The effective tax rate of 170% related to continuing operations at June 30, 2004 is presented below:

Federal                                                34%         $  (432,420)
State, net of federal                                   6              (74,203)
Valuation allowance reversal and other                130           (1,649,597)
                                               --------------------------------
                                                      170%         $(2,156,220)

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

Interest and Other Income

Interest income is comprised of interest earnings on cash equivalents. Other income is comprised of the amounts due to the Company after it settled a trademark infringement lawsuit with AKS. In the three-month period and six-month period ended June 30, 2004, total interest and other income was $577,682. No such interest and other income was recorded before April 1, 2004.

Gain (loss) on investments

In the three-month period and six-month period ended June 30, 2004, the loss on stock investments was ($556,291). Future amounts will depend on the market price of the investments held for trading.

Interest Expense

Interest expense consists of interest on the three demand notes which totaled $2,341 for the three-month period ended June 30, 2004 and $4,678 for the six-month period ended June 30, 2004.

Provision for Income Taxes

The valuation allowance recorded against net deferred tax assets was reduced to zero at March 31, 2004 resulting in a tax benefit of $1,588,564 being recorded in that quarter. As a result of the gains generated on the Company's dispositions, the Company expects that it will be able to utilize the full NOL carry forward in the current tax year, and therefore reduced the tax valuation to zero. Management examined the evidence available at March 31, 2004 including the anticipated sale of AES and Systems and the ongoing expenses of Holdings, in making its assessment of the realization of its net deferred tax assets.

As a result of the gains generated on the Company's dispositions in the six-month period ended June 30, 2004, the Company recorded a deferred tax liability of $1,305,939.

Results of Discontinued Operations

The loss from discontinued operations, net of income taxes, for the three months ended June 30, 2004 was $114,165 compared to a loss of $131,908 for the three months ended June 30, 2003. The loss from discontinued operations, net of income taxes, for the six months ended June 30, 2004 was $171,195 compared to a loss of $252,533 for the six months ended June 30, 2003.

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

MONTEREY BAY TECH, INC.
(Registrant)

/s/ Jonathan Kahn
----------------------------------------                      November 22, 2004
(Jonathan Kahn, Chief Executive Officer,
President and Director)

/s/ Alexandra Gonzalez                                        November 22, 2004
----------------------------------------
(Chief Financial Officer, Secretary)