Form 10QSB
period 2004-09-30
ALADDIN SYSTEMS HOLDINGS INC
filed 2004-11-22
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2004


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

Number of shares outstanding of each of the registrant's classes of common stock as of November 18, 2004: Common Stock: 11,019,266

                             MONTEREY BAY TECH, INC.
                                Table of Contents

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

      Condensed Consolidated Balance Sheet as of September 30, 2004            3

      Condensed Consolidated Statements of Operations for the Three
        And Nine Months Ended September 30, 2004 and 2003                      4

      Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2004 and 2003                               6

      Notes to Condensed Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial                     11
        Condition and Results of Operations

Item 3. Controls and Procedures                                               13


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    14

Part 1
Item 1: Financial Statements

                             Monterey Bay Tech, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                        ASSETS                        September 30, 2004
Current Assets:
  Cash and cash equivalents                           $          787,805
  Notes receivables - current, net of allowance of
    $1,198,941                                                 2,226,667
  Stock investments                                            3,383,688
  Prepaid expenses                                                 1,200
                                                      ------------------
    Total current assets                                       6,399,360

Property and equipment, net                                       12,980

Notes receivables - long term                                  1,896,838
                                                      ------------------

                   Total Assets                       $        8,309,178
                                                      ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Related party notes                                 $          110,062
  Accounts payable                                                16,739
   Deferred tax liability                                      1,299,318
  Accrued expenses                                                87,500
                                                      ------------------
    Total current liabilities                                  1,513,619
                                                      ------------------

                   Total Liabilities                           1,513,619

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares
   authorized;  none issued and outstanding                           --
Common stock, $.001 par value:  50,000,000
   shares authorized;  11,019,266 issued and
   outstanding                                                    11,019
Paid-in capital                                                1,501,838
Retained earnings                                              5,282,702
                                                      ------------------
                   Total Stockholders' Equity                  6,795,559
                                                      ------------------

      Total Liabilities and Stockholders' Equity      $        8,309,178
                                                      ==================


     See accompanying notes to Condensed Consolidated Financial Statements.

                             Monterey Bay Tech, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                       Three months   Nine months     Three months   Nine months
                                          ended         ended            ended          ended
                                          -----         -----            -----          -----

                                           September 30, 2004             September 30, 2003
                                           ------------------             ------------------

Sales                                $         --    $         --    $         --    $         --
Cost of sales                                  --              --              --              --
                                     ------------    ------------    ------------    ------------

Gross profit                                   --              --              --              --

Operating Expenses:
   General and administrative              53,496       1,342,032          14,595         297,146
   Settlement of liability                (98,199)        (98,199)             --              --
                                     ------------    ------------    ------------    ------------

Total operating expenses                  (44,703)      1,243,833          14,595         297,146
                                     ------------    ------------    ------------    ------------

Operating income (loss) from
continuing operations                      44,703      (1,243,833)        (14,595)       (297,146)

Other Income (expense):
   Interest                                25,472          53,154              --              --
   Other income - settlement of
        lawsuit                                --         550,000              --              --
   Other Income-  loss on
        Investments, net of taxes        (593,854)     (1,150,145)
   Interest expense                        (2,396)         (7,073)         (2,361)         (4,637)
                                     ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes                   (526,075)     (1,797,898)        (16,956)       (301,783)

Income tax benefit                       (209,558)     (2,365,777)             --              --
                                     ------------    ------------    ------------    ------------

Net income (loss) from
   continuing operations                 (316,516)        567,878         (16,956)       (301,783)

Gain on sale of subsidiaries, net
   of income taxes                      1,021,144       6,446,131              --              --
Reserve for uncollectible note
   receivable, net of income taxes       (714,630)       (714,630)
Income (loss) from discontinued
   operations, net of income taxes             --        (172,939)        (29,616)       (284,510)
                                     ------------    ------------    ------------    ------------
Net income (loss) from
   discontinued operations                306,514       5,558,563         (29,616)       (284,410)
                                     ------------    ------------    ------------    ------------

Net income  (loss)                   $    (10,002)   $  6,126,443    $    (46,572)   $   (586,293)
                                     ============    ============    ============    ============

Basic income (loss) per share:
    Income (loss) per share from
      continuing operations          $      (0.03)   $       0.05    $       0.00    $      (0.02)
    Income (loss) per share from
      discontinued operations        $       0.03    $       0.50    $       0.00    $      (0.02)
    Income (loss) per share          $       0.00    $       0.56    $       0.00    $      (0.05)

Diluted income (loss) per share:
    Income (loss) per share from
      continuing operations          $      (0.03)   $       0.05    $       0.00    $      (0.02)
    Income (loss) per share from
      discontinued operations        $       0.03    $       0.50    $       0.00    $      (0.02)

     Income (loss) per share         $       0.00    $       0.55    $       0.00    $      (0.05)

Shares used in computing basic
income (loss) per share                11,019,266      11,019,266      12,230,272      12,230,272
                                     ============    ============    ============    ============
Shares used in computing diluted
income (loss) per share                11,146,104      11,146,104      12,230,272      12,230,272
                                     ============    ============    ============    ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                             Monterey Bay Tech, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                               Nine months ended September 30,
                                                                     2004           2003
                                                                 -----------    -----------

Net cash (used in) provided by operating activities              $(1,319,977)   $   211,880

Cash flows from investing activities:
  Proceeds from the sale of subsidiaries                           1,600,000             --
  Cash used by discontinued operations in investing activities       (19,523)      (362,971)
                                                                 -----------    -----------
         Net cash provided by (used in) investing activities       1,580,477       (362,971)

Cash flows from financing activities:
  Cash provided by (used by) discontinued operations in
    financing activities                                              65,725       (167,007)
                                                                 -----------    -----------
       Net cash provided by (used in) financing activities            65,725       (167,007)
                                                                 -----------    -----------

      Net increase (decrease) in cash and cash equivalents           326,225       (318,098)

Cash and cash equivalents at beginning of period                     461,580        583,653
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $   787,805    $   265,555
                                                                 ===========    ===========

Other supplemental cash flow disclosures:
Cash paid during the period for:
      Interest                                                   $     9,234    $    12,947
                                                                 ===========    ===========

Non cash investing and financing activities:
      Notes receivable on sale of subsidiaries                   $ 4,557,982             --
                                                                 ===========    ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                             MONTEREY BAY TECH, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Monterey Bay Tech, Inc. (the "Company") (formerly Aladdin Systems Holdings, Inc.) as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, have been prepared from the records of the Company, but do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary to make the financial statements not misleading. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Continued Operations

The Company currently has no revenue generating operations since the sale of both subsidiaries.

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

As of November 11, 2004, although due, the Company had not received payment of the $550,000 principal due under the six-month secured promissory note and interest thereon and had not received the first payment due under the thirty-month promissory note. AMBO has informed the Company that it has been unable to secure the funding it initially expected and has requested extended terms on both notes. The Company has yet to provide AMBO with a notice of default of the notes and the associated security agreements and the Company is currently negotiating a forbearance of the payments under both notes. However, the Company no longer has persuasive evidence that AMBO will be able to honor the notes. Due to the uncertainty of collecting the notes, the Company has recorded a reserve of $1,191,050 against both notes as of September 30, 2004.

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

On September 2, 2004, the Company entered into a Modification Agreement, which modified certain provisions of the Stock Purchase Agreement and then on September 10, 2004, the Company entered into an Amendment to the Modification Agreement (collectively, the "Amended Modification Agreement"). Pursuant to the terms of the Amended Modification Agreement, the following modifications were made to the provisions of the Stock Purchase Agreement:

1. The total amount of the Earn-Out Payments was fixed at a sum certain of $1,700,000, payable in cash and IMSI common stock as follows:

      (a)   The amount of $666,667 payable in cash, on or before June 2, 2005.

      (b) The value of $1,033,833 in newly issued restricted shares of IMSI stock, no par value, valued at the closing bid price of IMSI common stock on the date of execution of the Modification Agreement

Due to the guaranteed cash portion of the modification agreement, the Company recognized an additional gain on the sale of Aladdin Systems, as the criteria for recognizing the additional gain has been met.

The gain on the sale of each subsidiary is summarized in the table below:


                       For the three months ended September 30, 2004
                       ---------------------------------------------
                          AES        Aladdin Systems         Total
Carrying value     $            --   $            --   $            --
Consideration                   --         1,700,500         1,700,500
                   ---------------   ---------------   ---------------

Gain               $            --   $     1,700,500   $     1,700,500
Tax on Gain                                                    679,356
                                                       ---------------
Gain, net of tax                                       $     1,021,144
                                                       ===============


                       For the nine months ended September 30, 2004
                       --------------------------------------------
                          AES        Aladdin Systems         Total
Carrying value     $        60,029   $     1,275,512   $     1,335,541
Consideration            2,002,300        10,050,500        12,052,800
                   ---------------   ---------------   ---------------

Gain               $     1,942,271   $     8,774,988   $    10,717,259
Tax on Gain                                                  4,271,128
                                                       ---------------
Gain, net of tax                                       $     6,446,131
                                                       ===============


            For the three and nine months ended September 30, 2004
            ------------------------------------------------------
Reserve for uncollectible note                         $    (1,191,050)
Tax benefit                                                    476,420
                                                       ---------------
Reserve, net of tax                                    $      (714,630)

Condensed financial information for these discontinued operations is summarized below for the three and nine months ended September 30, 2004 and 2003.

                                       Three months   Nine months          Three months   Nine months
                                          ended         ended                 ended          ended
                                          -----         -----                 -----          -----

                                           September 30, 2004                 September 30, 2003
                                           ------------------                 ------------------

Sales                             $            --   $     2,521,107    $     2,034,472    $     5,897,545
Costs and expenses                             --         2,844,186          2,068,593          6,130,601
                                  ---------------   ---------------    ---------------    ---------------

Loss from operations of
discontinued operations                        --          (323,079)           (34,121)          (233,056)

Other Income (expense):
Interest expense                               --            (2,161)            (1,410)            (8,310)
Other                                                        22,688              5,915            (43,144)
                                  ---------------   ---------------    ---------------    ---------------

    Loss before income taxes                   --          (302,552)           (29,616)          (284,510)

    Income tax benefit                         --          (129,613)                --                 --
                                  ---------------   ---------------    ---------------    ---------------

Income (loss) from discontinued
operations                                     $-   $      (172,939)   $       (29,616)   $      (284,510)
                                  ===============   ===============    ===============    ===============


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

      If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net earnings (loss) per share, basic and diluted, would have been as follows:

                                          Three months   Nine months         Three months    Nine months
                                              ended         ended                ended          ended
                                              -----         -----                -----          -----

                                               September 30, 2004                September 30, 2003
                                               ------------------                ------------------

Net income (loss), as reported        $      (10,002)   $    6,126,443   $      (46,572)   $     (586,293)
Add: Stock-based compensation,
  net of taxes, determined under
  the intrinsic value method                      --                --               --                --
Less: Stock-based compensation,
   net of taxes, determined under
   the fair value method                     385,572           585,795           93,328           359,084
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~   --------------    --------------   --------------    --------------
Pro forma net income (loss)           $     (395,574)   $    5,540,648   $     (139,900)   $     (945,377)

Basic net income (loss) per share
   As reported                        $        (0.00)   $         0.56   $        (0.00)   $        (0.05)
   Pro forma                          $        (0.04)   $         0.50   $        (0.01)   $        (0.08)

Diluted net income (loss) per share
   As reported                        $        (0.00)   $         0.55   $        (0.00)   $        (0.05)
   Pro forma                          $        (0.04)   $         0.50   $        (0.01)   $        (0.08)

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

For the three and nine months ended September 30, 2004, a total of 2,137,753 shares issuable upon the exercise of outstanding stock options and for the three and nine month periods ended September 30, 2003, a total 2,967,175 shares issuable upon the exercise of outstanding stock options have been excluded from the diluted earnings per share calculation, as their inclusion would be anti-dilutive. In addition, shares issuable upon the conversion of convertible debt totaling 110,062 shares as of September 30, 2004 and September 30, 2003 were excluded from the diluted earnings per share calculation for the respective three and nine-month periods, as their inclusion would be anti-dilutive.

Related Party Notes

Notes payable to related parties include three notes for a total of $110,062. These notes are payable on demand and interest is compounded daily and is payable monthly at an annual rate of 8.92% for two notes and 7% for one note. All three demand notes are convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At September 30, 2004 the demand notes payable are convertible at $1.00 per share.

Income Taxes

Income tax expense (benefit) for the following periods consists of:

                                    Three months ended     Nine months ended
                                    September 30, 2004    September 30, 2004
Current
   Federal                          $               --    $               --
   State                                            --                    --
                                    ------------------    ------------------
Total current                                       --                    --

Deferred
    Federal                                     (5,152)            1,241,856
    State                                       (1,469)               57,462
                                    ------------------    ------------------
Total deferred                                  (6,621)            1,299,318

Total income tax provision          $           (6,621)   $        1,299,318
                                    ==================    ==================

Related to:
  Continuing operations             $         (209,558)   $       (2,365,777)
  Loss on discontinued operations                   --              (129,614)
  Reserve on note receivable                  (476,420)             (476,420)
  Gain on sale of subsidiaries                 679,356             4,271,128
                                    ------------------    ------------------
Total income tax provision          $           (6,621)   $        1,299,318
                                    ==================    ==================

The effective tax rate of 132% related to continuing operations at September 30, 2004 is presented below:

Federal                                           34%   $  (611,285)
State, net of federal                              6       (107,874)
Valuation allowance reversal and other            92     (1,646,618)
                                         -----------    -----------
                                                 132%   $(2,365,777)


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

On November 11, 2004, the Company, pursuant to the terms of the settlement of the Aladdin Knowledge Systems Litigation, changed its name to "Monterey Bay Tech, Inc".

Results of Continuing Operations

The following discussion compares results from continuing operations and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

Operating Expenses

General and administrative expenses prior to April 19, 2004 consisted principally of salaries of administrative personnel, fees for professional services and facilities expenses. Since April 19, 2004, general and administrative expenses have been composed principally of salaries for the Company's executive officers and fees for professional services. In the three-month period ended September 30, 2004, the Company incurred $53,496 mostly for professional services but also reversed $98,199 of legal liabilities upon settlement and therefore recorded a total of ($44,703) of expenses. The write off of $98,199 was for expenses that were accrued for legal fees related to the Aladdin Knowledge Systems lawsuit. The Company disputed these fees and won a settlement to write off these fees. For the three-month period ended September 30, 2003, general and administrative expenses were $14,595. For the nine-month period ended September 30, 2004, general and administrative expenses were $1,243,833 including $1,149,633 of expenses relating to one time bonus and one time legal expenses. In the nine-month period ended September 30, 2003 general and administrative expenses were $297,146.

Interest and Other Income

Interest income is comprised of interest earnings on cash equivalents. Other income is comprised of the amounts due to the Company after it settled a trademark infringement lawsuit with Aladdin Knowledge Systems. For the three-month period ended September 30, 2004, interest and other income was $25,472 and for the nine-month period ended September 30, 2004, interest and other income was $580,508 including $550,000 relating to the Aladdin Knowledge Systems settlement.

Gain (loss) on investments

In the three-month period ended September 30, 2004, the loss on stock investments was ($593,854). For the nine-month period ended September 30, 2004, the loss on stock investments was ($1,150,145). Future amounts will depend on the market price of the investments held for trading.

Interest Expense

Interest expense consists of interest on the three demand notes that totaled $2,396 for the three-month period ended September 30, 2004 and totaled $7,073 for the nine-month period ended September 30, 2004. For the three-month period ended September 30, 2003, interest expense was $2,361 and for the nine-month period ended September 30, 2003, interest expense was $4,637.

Provision for Income Taxes

The valuation allowance recorded against net deferred tax assets was reduced to zero at March 31, 2004 resulting in a tax benefit of $1,588,564 being recorded in that quarter. As a result of the gains generated on the Company's dispositions, the Company expects that it will be able to utilize NOL carry forwards in the current tax year, and therefore reduced the tax valuation to zero. Management examined the evidence available at March 31, 2004 including the anticipated sale of AES and Aladdin Systems and the ongoing expenses of the Company, in making its assessment of the realization of its net deferred tax assets.

As a result of the gains generated on the Company's dispositions in the nine-month period ended September 30, 2004, the Company recorded a net deferred tax liability of $1,299,318.

Results of Discontinued Operations

The net income from discontinued operations, net of income taxes, for the three months ended September 30, 2004 was zero compared to a loss of $29,616 for the three months ended September 30, 2003. The loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2004 was $172,939 compared to a loss of $284,510 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and cash equivalents totaling $787,805.

During the nine-month period ended September 30, 2004, net cash used in operating activities was $1,069,978 compared with $211,880 provided by operating activities for the comparable period in 2003. This change was mostly due an increase in expenses during the nine-month period ended September 30, 2004 due to increased legal fees and one-time bonus expenses.

Net cash provided by investing activities in the nine months ended September 30, 2004 was $1,330,477 compared with $362,971 used in investing activities in the comparable period in 2003. This change was due mostly to the cash received from the first installment of the sale of one of the subsidiaries.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $65,725 as compared with $167,007 used in financing activities during the comparable period in 2003. In 2004, $152,410 was received from a related party to cover some expenses for the AES subsidiary and $86,685 was used to pay capitalized leases and a note on acquired software. In 2003, $150,000 more was used to pay additional notes payable for prepaid royalties and a software acquisition.

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

      o     Limited cash resources as a result of no current operations

      o     No revenue or cash generated operations

      o     Few employees

      o     Realization of IMSI and AMBO investments

      o     Market fluctuations in the IMSI investments

      o     Collection of notes receivables

      o Inability to find suitable and successful new businesses or investments

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

Item 3: Controls and Procedures

      The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of September 30, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

                  31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

                  32.1 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

                  32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934


         (b) Reports on Form 8-K

                  o On October 19, 2004, the Company filed a report on Form 8-K to announce that it had entered into a Modification Agreement with International Microcomputer Software, Inc. to modify certain provisions of the Stock Purchase Agreement executed by the Company and IMSI on January 20, 2004.

                  o On November 17, 2004, the Company filed a report on Form 8-K to announce that it had completed the change of its corporate name to Monterey Bay Tech, Inc.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MONTEREY BAY TECH, INC.
(Registrant)


/s/ Jonathan Kahn                                    November 22, 2004
----------------------------
    Jonathan Kahn,
    Chief Executive Officer,
    President and Director


/s/ Alexandra Gonzalez                               November 22, 2004
----------------------------
    Alexandra Gonzalez,
    Chief Financial Officer,
    Secretary