Form 10KSB
period 2004-12-31
Monterey Bay Tech, Inc.
filed 2005-04-15
CIK 1098875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                                   ----------

                             MONTEREY BAY TECH, INC.
                    (Formerly Aladdin Systems Holdings, Inc.)
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
            NEVADA                                    77-0571784
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of                  I.R.S. Employer
 Incorporation or Organization)                 Identification Number
--------------------------------------------------------------------------------

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

                                 YES |X| NO |_|

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $0.00

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 24, 2005:
$1,191,132

Number of shares outstanding of each of the registrant's classes of common stock as of March 24, 2005: Common Stock: 11,019,266

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                             MONTEREY BAY TECH, INC.
                         2004 FORM 10-KSB ANNUAL REPORT
                                Table of Contents

Trademarks/Definitions                                                        3

PART I
Item 1.      Business                                                         4
Item 2.      Properties                                                       5
Item 3.      Legal Proceedings                                                5
Item 4.      Submission of Matters to a Vote of Security Holders              5

PART II
Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters                                              5
Item 6.      Management's Discussion and Analysis or Plan of Operations
             of Financial Condition and Results of Operations                 7
Item 7.      Financial Statements                                            11
Item 8.      Changes In and Disagreements With Accountants on Accounting
             And Financial Disclosure                                        32
Item 8a.     Controls and Procedures                                         33
Item 8b.     Other Information                                               34

PART III
Item 9.      Directors and Executive Officers of the Registrant              34
Item 10.     Executive Compensation                                          36
Item 11.     Security Ownership of Certain Beneficial Owners and Management  38
Item 12.     Certain Relationships and Related Transactions                  39
Item 13.     Exhibits, Financial Statements, and Reports on Form 8-K         40
Item 14.     Principal Accountant Fees and Services                          41
Signatures                                                                   42

TRADEMARKS/DEFINITIONS

All trademarks, service marks or trade names referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "MBYI" refer to the consolidated operations of Monterey Bay Tech, Inc., a Nevada corporation, (b) "you" refers to the readers of this Form 10-KSB,
(c) the "Web" refers to the World Wide Web.

PART I

ITEM 1. BUSINESS

We were formerly a technology holding company located in Watsonville, California. Prior to April, 2004, through two wholly-owned subsidiaries, Aladdin Systems, Inc. ("Aladdin Systems") and Aladdin Enterprise Solutions, Inc. ("Aladdin Enterprise"), we focused on providing software products that align people, business and technology and served the consumer, small business and corporate enterprise markets through two separate wholly-owned subsidiaries. In April, 2004, we sold both of our operating subsidiaries, in two unrelated transactions. The terms of the transactions are discussed at length under "Discontinued Operations" in Item 6 below.

On November 11, 2004, the Company completed the change of its corporate name from "Aladdin Systems Holdings, Inc." to "Monterey Bay Tech, Inc." (the "Company"). The Company has not yet changed it reporting name with the Securities and Exchange Commission for Edgar reporting purposes.

Since April, 2004, we have not had an operating business and our business plan has been to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our search for a business opportunity was not limited to any particular geographical area or industry, including both U.S. and international companies. Our management had unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and factors. Management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash would be potential merger or acquisition candidates.

On December 20, 2004, the Company signed a Letter of Intent to acquire SpaceLogic, Ltd., an Israeli corporation ("SpaceLogic "). SpaceLogic develops systems for US and international airports that unify baggage screening and secured baggage handling systems into a single integrated solution.

As further set forth below in the section entitled "Subsequent Events", on February 17, 2005, the Company executed a Stock Purchase Agreement with SpaceLogic and its stockholders, pursuant to which the Company will purchase all of the issued and outstanding capital stock of SpaceLogic from its stockholders (the "SpaceLogic Transaction").

EMPLOYEES

As of December 31, 2004, the Company had three part-time employees.

SUBSIDIARIES

We currently have no subsidiaries.

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

ITEM 2. PROPERTIES

The Company does not own or lease any property. The Company maintains its executive offices, within the office space leased by its former Allume Systems (formerly, Aladdin Systems) subsidiary. This executive office space is sufficient for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS

In June 2004, the Company settled its lawsuit with Aladdin Knowledge Systems, Inc. ("AKS") which had alleged among other things, that the Company's use of the "Aladdin" trademark infringed the rights of AKS. In settlement of the action, the Company agreed to change its name so as to cease using the "Aladdin" mark in exchange for a total payment of $550,000 which represented reimbursement of legal fees and certain costs incurred by the Company associated with implementing a name change and certain costs to be incurred by IMSI for the cost of implementing a change of the name of our former Aladdin Systems subsidiary. In 2004, the Company received $420,000 from AKS and the balance due to the Company in May 2007 is $130,000. Pursuant to our Stock Purchase Agreement with IMSI, IMSI was entitled to receive 50% of the total amount of $550,000 after deducting expenses associated with defending the AKS litigation. Since the total costs of this litigation were $599,000, no money was due to IMSI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2004, there were 39 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

The Company's common stock trades on the NASDAQ's Over The Counter Bulletin Board under the symbol: MBYI.

The following table sets forth the range of high and low bid prices per share of common stock as provided by Yahoo Finance. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

                                                           Common Stock
                                                   Low                     High
                                                   ---                     ----
Quarter ended:
--------------
March 31, 2003                                    $ 0.15                  $ 0.43
June 30, 2003                                     $ 0.26                  $ 0.51
September 30, 2003                                $ 0.20                  $ 0.36
December 31, 2003                                 $ 0.21                  $ 0.40
March 31, 2004                                    $ 0.26                  $ 0.57
June 30, 2004                                     $ 0.54                  $ 0.67
September 30, 2004                                $ 0.23                  $ 0.43
December 31, 2004                                 $ 0.25                  $ 0.95

The Company has never declared, nor has it paid, any cash dividends on its Common Stock. Upon the consummation of the SpaceLogic Transaction, the Company may pay a cash dividend or distribute certain assets of the Company. There can be no assurance that any such dividend will be paid.

The Company currently has a compensation plan for the issuance of stock options, the 1999 Incentive Stock Option Plan which has been approved by the shareholders. Our Stock Option Plan allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 1,142,247 remain available for granting at December 31, 2004. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years.

Plan category                         Number of shares to be    Weighted-average
                                     issued upon exercise of   exercise price of
                                       outstanding options        outstanding          Number of shares
                                                                    options        remaining available for
                                                                                       future issuance
Equity compensation plans approved
by stockholders                             1,857,753                $0.74                1,142,247

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has had no revenue generating operations since the sale of both subsidiaries in April 2004.

Since we had no operating business for most of 2004, our general and administrative expenses were mostly for professional services. Total general and administrative expenses in 2003 were $379,070 compared to $913,786 in 2004. This increase was primarily due to the issuance of one-time bonuses in the amount of $526,600. Non-recurring expenses related to the AKS lawsuit were $328,326 in 2003 and $272,520 in 2004.

t 0 0 Interest

Interest income is comprised of interest earnings on cash and notes receivable. Interest income in 2004 was $83,462. No interest income was recorded for the Company in 2003, from continued operations, since all the cash was held in one of the subsidiaries, which was sold.

Other income

Other income is comprised of $550,000 as a result of the settlement of a trademark infringement lawsuit with AKS. The Company has received $420,000 of the $550,000 as of December 31, 2004, with the remaining $130,000 due in 2007. Other income also included the unrealized loss of $913,287 on marketable securities.

Discontinued Operations

On April 16, 2004, the Company sold its Aladdin Enterprise Solutions, Inc. ("AES") subsidiary to AES Management Buyout Company, a Delaware corporation ("AMBO"), pursuant to a Stock Purchase Agreement. This was a related party transaction because Mr. Kwok Li was previously a director of the Company and is also the controlling shareholder of AMBO. The purchase price consisted of a six-month secured note payable in the amount of $550,000, a thirty-month secured note payable in the amount of $641,050, the receipt of 1,146,246 shares of AMBO common stock and the return of 1,375,000 shares of common stock of the Company. As management determined that the collectbility of the notes receivable was not reasonably assured, the Company has not recorded the related notes and therefore, did not include the notes receivable in the gain on the sale of the subsidiary for the year ending December 31, 2004. The Company will recognize any resulting gain on the sale of AES when and if, the related notes receivable balances are collected. Both notes are secured by an Intellectual Property Security Agreement covering the intellectual property assets owned by AES and a Pledge Agreement covering all of the issued and outstanding shares of AES. The Company also received the return of 1,375,000 shares of the Company's common stock previously issued to the original shareholders of AES (prior to the acquisition of AES by the Company) and 1,146,246 newly issued and unregistered shares of AMBO common stock. The 1,375,000 shares of common stock were valued based on the market share price of our common stock on April 16, 2004, which was $0.59 per share, for an aggregate amount of approximately $812,000. Management is unable to determine the value of the 1,146,246 AMBO shares received due to the lack of market for such shares and the unavailability of financial information regarding AMBO. Accordingly, management has valued these shares at zero. The Company, pursuant to the sale of AES, recorded a before tax gain on the sale in the amount of $717,035 and has classified all prior operations as discontinued operations.

As of December 31, 2004, although due, the Company had not received payment of the $550,000 principal due under the six-month secured promissory note and interest thereon and had not received the first payment due under the thirty-month promissory note. AMBO has informed the Company that it has been unable to secure the funding it initially expected and has requested extended terms on both notes. The Company has yet to provide AMBO with a notice of default of the notes and the associated security agreements and the Company is currently negotiating a forbearance of the payments under both notes.

In February 2005, the Company received $10,000 from AMBO, which was applied to the accrued interest on the notes. The Company is still uncertain about collecting the entire amount on the notes.

On April 19, 2004, the Company sold its, Aladdin Systems, Inc. subsidiary to International Microcomputer Software, Inc. ("IMSI") pursuant to a Stock Purchase Agreement. The consideration paid consisted of a combination of cash in the amount of $1,500,000, subject to a 10% escrow; 2,317,881 newly issued shares of IMSI common stock and two three-year secured convertible notes in the aggregate amount of $3,000,000. The number of shares of common stock received was equal to $3,500,000 divided by the average of the closing "bid" price of IMSI's common stock for the twenty (20) trading days prior to the closing date of April 19, 2004. Furthermore, pursuant to the Stock Purchase Agreement, the Company may have been entitled to additional cash earn-out payments, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin Systems for the three consecutive twelve- month periods following the closing date of April 19, 2004.

On September 2, 2004, the Company entered into a Modification Agreement with IMSI, which modified certain provisions of the Stock Purchase Agreement and then on September 10, 2004, the Company entered into an Amendment to the Modification Agreement (collectively, the "Amended Modification Agreement"). Pursuant to the terms of the Amended Modification Agreement, the following modifications were made to the provisions of the Stock Purchase Agreement:

      1. The total amount of the Earn-Out Payments was fixed at a sum certain of $1,700,000, payable in cash and IMSI common stock as follows:

      (a) The amount of $666,667 payable in cash, on or before June 2, 2005.

      (b) The value of $1,033,833 in newly issued restricted shares of IMSI stock, no par value. Management estimated the fair value of the shares of common stock to be $0.97 per share based on the closing bid price of IMSI common stock on September 2, 2004, the date of execution of the Modification Agreement. The Company received 1,065,807 shares of IMSI stock.

      Due to the guaranteed cash portion of the Modification Agreement, the Company recognized an additional gain on the sale of Aladdin Systems..

      On March 4, 2005 the Company entered into a Modification Agreement with IMSI, which modified certain provisions of the September 2,2004 and September 10, 2004 Modification Agreement (collectively, the "Amended Modification Agreement"). Pursuant to the terms of the March 4, 2005 Modification Agreement, the following modifications were made to the provisions of the Stock Purchase Agreement.

      (a) The payment of $666,667 will now be on or before August 15, 2005

      (b) IMSI will amend the SB-2 Stock Registration Statement to extend the registration period to the end of June 2005.

The gain on the sale of each subsidiary is summarized in the table below:

                                           AES          Systems         Total
                                           ---          -------         -----
Carrying value                         $    60,029    $ 1,275,512    $ 1,335,541
Expenses associated with the
sale                                        34,186        172,560        206,746
Investment associated with
the sale                                        --        110,062        110,062
Consideration                              811,250      9,700,500     10,511,750

Gain                                   $   717,035    $ 8,142,366    $ 8,859,401
Tax on Gain                                285,607      3,243,239      3,528,846
                                       -----------    -----------    -----------
Gain, net of tax                       $   431,428    $ 4,899,127    $ 5,330,555

Results of Discontinued Operations

Due to the sale of our two operating subsidiaries, the Company has reported the current and prior year operations as discontinued operations. The loss from discontinued operations, net of income taxes, for the twelve months ended December 31, 2004 was $132,039 compared to a net loss of $492,709 for the twelve months ended December 31, 2003. The net income from discontinued operations, net of income taxes, for the twelve months ended December 31, 2004 was $5,198,516 compared to a loss of $492,709 for the twelve months ended December 31, 2003.

Critical Accounting Polices and Estimates

In preparing our financial statements, management makes assumptions, judgments and estimates that can have a significant impact on amounts recorded in our financial statements. We base our assumptions, judgments and estimates on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

Management believes the Company's critical accounting policies and estimates are those related to the collectibility of notes receivable, the value of our marketable securities and the value of our stock options. Management estimates that the principal and interest due on the IMSI notes will be collected in accordance with their terms. In the event that the IMSI notes are not collected, in whole or in part, on a timely basis, our expected cash flow would change materially. In addition, due to market conditions, the price of IMSI common stock could drop and therefore affect the value we would obtain upon its sale

INCOME TAXES

The Company's effective tax rate was (19.39%) for fiscal 2004 and 0.04% for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during 2004 was $1,708,934 compared with net cash provided by operating activities of $257,572 in 2003.

Net cash provided by investing activities was $2,312,588 activities in 2004 was mostly due to the proceeds from the sale of the subsidiaries and the cash collected on the notes receivable related to the sale of the subsidiaries.

At December 31, 2004, the Company had cash and cash equivalents totaling $1,120,459 and notes or other receivables over the next 12 months in the amount of $1,666,667. In addition, the Company held 3,383,688 shares of International Microcomputer Software, Inc. ("IMSI") common stock which at December 31, 2004, had a market value of $3,620,546.

Our capital requirements have decreased since the sale of our operating subsidiaries in April, 2004. Over the next 12 months, our capital requirements will vary greatly depending upon the closing of the SpaceLogic Transaction. Until such time as the SpaceLogic Transaction closes, our fixed payment commitments are limited and include payments to our part-time employees, payments on demand notes, and payments for legal and accounting professional services, as needed. We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, fixed payment commitments and capital expenditures for the next 12 months.

Upon the closing of the SpaceLogic Transaction, our capital requirements will increase greatly to include payroll for SpaceLogic's employees, office facilities and working capital. We believe that our current cash and payments receivable, together with the amount of $1,000,000 we expect to raise in a potential private placement of newly issued shares of our common stock to be sold at $0.45 per share will be sufficient to meet our liquidity needs. In addition, pursuant to our agreement with SpaceLogic, upon the closing of the SpaceLogic Transaction, our IMSI common stock together with our interest in AMBO and the AMBO notes as well as certain other non material assets, will be distributed to our pre-closing stockholders and/or transferred to a new entity owned by or for the benefit of our pre-closing stockholders. Thus, such marketable securities and other assets will not be available to meet our capital requirements. Although the management of SpaceLogic has indicated that such amounts will be sufficient to cover the post-closing capital requirements, SpaceLogic is implementing a new business plan and it is not entirely possible to forecast SpaceLogic's capital requirements for the next 12 months. If our current cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

We have no off-balance sheet arrangements.

RISKS AND UNCERTAINTIES

Risks and uncertainties for the Company include, but are not limited to:

      o     Limited cash resources as a result of no current operations
      o     No revenue or cash generated operations
      o     Few employees
      o     Realization of the IMSI investments
      o     Realization of the AMBO investments
      o     Market fluctuations in the IMSI investments
      o     Collection of notes receivables
      o Inability to find suitable and successful new businesses or investments and inability to complete the transaction with new suitor in the event that we do not consummate the SpaceLogic transaction
      o     The liquidity of our stock

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

ITEM 7. FINANCIAL STATEMENTS

Index to Item 7:  Financial Statements                                      Page
Report of Independent Certified Public Accountants
  Stonefield Josephson, Inc.                                                 12
Report of Independent Registered Public Accounting Firm
  Grant Thorton, LLP                                                         13
Balance Sheet                                                                14
Statements of Operations                                                     15
Statements of Stockholders' Equity                                           17
Statements of Cash Flows                                                     18
Notes to Financial Statements                                                20

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Audit Committee and Board of Directors
Monterey Bay Tech, Inc. (formerly known as Aladdin Systems Holdings, Inc.) Watsonville, California

We have audited the accompanying balance sheet of Monterey Bay Tech, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monterey Bay Tech, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
March 11, 2005

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Monterey Bay Tech, Inc. (formerly Aladdin Systems Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of Monterey Bay Tech, Inc. (formerly Aladdin Systems Holdings, Inc.) and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003, and the consolidated results of its operations and its consolidated cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

San Francisco, California
February 27, 2004

                             Monterey Bay Tech. Inc.
               (Formerly known as Aladdin Systems Holdings, Inc.)

                                  BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                           $1,120,459
  Notes receivable - IMSI current                                      1,666,667
  Notes receivable - IMSI escrow note                                    150,000
  Marketable Securities                                                3,620,546
  Prepaid expenses                                                        29,167
                                                                      ----------
    Total current assets                                               6,586,839

Property and equipment, net                                               11,769

Notes receivable - IMSI long term                                      1,516,688
Notes receivable - Legal settlement                                      130,000
                                                                      ----------

                              Total Assets                            $8,245,296
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Related party notes payable                                         $  110,062
  Other payable                                                           24,500
  Accounts payable                                                        17,470
  Income tax payable                                                      16,200
  Deferred tax liability                                               1,425,497
                                                                      ----------
    Total current liabilities                                          1,593,729

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares authorized;
  none  issued and outstanding                                                --
Common stock, $.001 par value;  50,000,000 shares authorized;
  11,019,266 issued and outstanding                                       11,019
Paid-in capital                                                        1,489,068
Retained earnings                                                      5,151,480
                                                                      ----------
  Total stockholders' equity                                           6,651,567
                                                                      ----------

               Total Liabilities and Stockholders' Equity             $8,245,296
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                             Monterey Bay Tech, Inc.
                    (Formerly Aladdin Systems Holdings, Inc.)

                            STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                     2004            2003
                                                     ----            ----

Sales                                              $         --    $         --
Cost of sales                                                --              --
                                                   ----------------------------

Gross profit                                                 --              --

Operating Expenses:
   Marketing, sales and support                           2.027              --
   General and administrative                           913,786         379,070
                                                   ----------------------------

Total operating expenses                                915,813         379,070
                                                   ----------------------------

Operating loss from continuing
    operations                                         (915,813)       (379,070)

Other Income (expense):
   Interest                                              83,462              --
   Other income - settlement of a lawsuit               550,000              --
   Other income -unrealized loss on
      trading securities                               (913,287)             --
   Interest expense                                      (7,399)         (9,657)
                                                   ----------------------------

Loss from continuing operations
   before income taxes                               (1,203,037)       (388,427)

Income tax benefit                                   (1,999,740)             --
                                                   ----------------------------

Income (loss) from continuing operations
                                                        796,703        (388,427)

Gain on sale of subsidiaries, net
   of income taxes of $3,528,846                      5,330,555              --
Loss from operations of discontinued
subsidiaries net of income tax benefit of              (132,039)       (492,709)
$87,409 in 2004 and $3,200 in 2003
                                                   ----------------------------
Income (loss) from
   discontinued operations                            5,198,516        (492,709)
                                                   ----------------------------

Net income  (loss)                                 $  5,995,219    $   (881,136)
                                                   ============================

Basic income (loss) per share:
    Income (loss) per share from
      continuing operations                        $       0.07    $      (0.03)
     Income (loss) per share from
       discontinued operations                     $       0.46    $      (0.04)
     Net income (loss) per share                   $       0.53    $      (0.07)

Diluted income (loss) per share:
    Income (loss) per share from
      continuing operations                        $       0.07    $      (0.03)
    Income (loss) per share from
       discontinued operations                     $       0.44    $      (0.04)

     Net income (loss) per share                   $       0.51    $      (0.07)

Shares used in computing basic income (loss) per
share                                                11,355,787      12,230,272
                                                   ============================
Shares used in computing diluted income (loss)
per share                                            11,809,664      12,230,272
                                                   ============================

   The accompanying notes are an integral part of these financial statements.

                             Monterey Bay Tech, Inc.
               (Formerly known as Aladdin Systems Holdings, Inc.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock                         Retained Earnings
                                     ------------             Paid -in      (Accumulated
                                 Shares          Amount        Capital        Deficit)         Total
                                 ------          ------        -------        --------         -----
Balance at January 1, 2003      12,230,272    $    12,230    $ 2,144,841    $    37,397    $ 2,194,468

Expense on issuance of
stock options to third
parties                                                            8,640                         8,640
Net loss                                                                       (881,136)      (881,136)
                                ----------------------------------------------------------------------

Balance at December 31, 2003    12,230,272         12,230      2,153,481       (843,739)     1,321,972

Issuance of common stock
for services rendered              163,994            164         98,232                        98,396
Expense on issuance of
stock options to third
parties                                                           47,230                        47,230
Return and retirement of
common stock pursuant to
the sale of AES subsidiary      (1,375,000)        (1,375)      (809,875)      (811,250)
Net income                                                                    5,995,219      5,995,219
                                ----------------------------------------------------------------------

Balance at December 31, 2004    11,019,266    $    11,019    $ 1,489,068    $ 5,151,480    $ 6,651,567
                                ======================================================================

   The accompanying notes are an integral part of these financial statements.

                             Monterey Bay Tech, Inc.
                    (Formerly Aladdin Systems Holdings, Inc.)

                            STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                                  2004           2003
                                                                  ----           ----
Cash flows from operating activities:
  Net income (loss)                                            $ 5,995,219    ($  881,136)
  Adjustments to reconcile net income (loss) to net cash
     Provided by operating activities:
  Depreciation and amortization                                      4,846          3,952
  Compensation expense on stock and options granted to                  --
     Third parties                                                 145,626
  Income tax benefit                                            (1,999,740)            --
  Other income - settlement of a lawsuit                          (550,000)            --
  Loss on disposal of property and equipment                            --
  Gain on the sale of subsidiaries                              (5,330,555)            --
  Unrealized loss  on trading securities                           913,287             --
  Interest on notes receivable                                     (78,799)            --
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                       5,832             --
     Accounts Payable                                           (698,380))        285,587
   Discontinued operations                                        (116,270)       849,169
                                                               --------------------------
Cash provided by (used in) operating activities                 (1,708,934)       257,572

Cash flows from investing activities:
  Proceeds from the sale of subsidiaries                         1,350,000             --
  Cash provided by notes receivable from the sale of
    subsidiaries                                                   562,111
  Cash provided by legal settlement                                420,000
  Cash used by discontinued operations in investing
    activities                                                     (19,523)      (268,254)
                                                               --------------------------
         Net cash provided by (used in) investing activities     2,312,588       (268,254)

Cash flows from financing activities:
  Principal payments on note payable                               (10,500)            --
  Cash provided by (used by) discontinued operations
      In financing activities                                       65,725       (111,391)
                                                               --------------------------
       Net cash provided by (used in) financing activities          55,225       (111,391)
                                                               --------------------------

      Net increase (decrease) in cash and cash equivalents         658,879       (122,073)

Cash and cash equivalents at beginning of period                   461,580        583,653
                                                               --------------------------



Cash and cash equivalents at end of period                     $ 1,120,459    $   461,580
                                                               ==========================

Other supplemental cash flow disclosures:
Cash paid during the period for:
Interest                                                       $    11,896    $    18,365
                                                               ==========================
Notes receivable on sale of subsidiaries                       $ 3,816,667             --
                                                               ==========================

  See accompanying notes to financial statements for additional discussion on non-cash investing and financing activities

   The accompanying notes are an integral part of these financial statements.

                             Monterey Bay Tech, Inc.
                    (Formerly Aladdin Systems Holdings, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Monterey Bay Tech, Inc. (formerly, Aladdin Systems Holdings, Inc.) was formerly a technology holding company. Prior to April, 2004, through two wholly-owned subsidiaries, Aladdin Systems, Inc. ("Aladdin Systems") and Aladdin Enterprise Solutions, Inc. ("Aladdin Enterprise"), the Company focused on providing software products that align people, business and technology and served the consumer, small business and corporate enterprise markets. In April, 2004, the Company sold both of its operating subsidiaries, in two separate transactions.

On November 11, 2004, the Company completed the change of its corporate name from "Aladdin Systems Holdings, Inc." to "Monterey Bay Tech, Inc." (the "Company").

Since April, 2004, the Company has not had an operating business and its business plan has been to seek, investigate, and, if warranted, acquire an interest in a business opportunity.

On December 20, 2004, the Company signed a Letter of Intent to acquire SpaceLogic, Ltd., an Israeli corporation ("SpaceLogic "). SpaceLogic develops systems for US and international airports that unify baggage screening and secured baggage handling systems into a single integrated solution.

On February 17, 2005, the Company executed a Stock Purchase Agreement with SpaceLogic and its stockholders, pursuant to which the Company will purchase all of the issued and outstanding capital stock of SpaceLogic from its stockholders.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and fair value of financial instruments. Actual results could differ from those estimates. Management believes the collection of notes receivable, the value of our marketable securities and deferred taxes could materially be affected by a material change of estimates.

Short-term investments

Short-term investments consist of 3,383,688 shares of IMSI common stock obtained by the Company as part of the consideration received for the sale of Aladdin Systems, Inc. (see Note 2). These investments are held for the purpose of selling them in the near term and thus are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period classified as unrealized holding gains or losses in other income (expense) in the accompanying statement of operations..

The following table summarizes our short-term investments as of December 31, 2004:

                                                    Gross        Estimated Fair
                              Gross Unrealized   Unrealized         Market
                     Cost           Gains          Losses           Value
IMSI stock        $4,533,833         --           ($913,287)     $3,620,546

During January and February 2005, the Company sold 294,500 shares of IMSI stock and received net proceeds of $310,390.

Cash and cash equivalents

Cash and cash equivalents include cash balances and highly liquid investments with an initial maturity of three months or less. At December 31, 2004 the Company had $239,530 in a working cash management account and $880,929 in an institutional money market fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with one financial institution. At times our investments with this institution may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limits. At December 31, 2004, the Company had approximately $920,000 in excess of such limits.

Property and Equipment, Net

The Company's equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is five years.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the Company's common stock on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grants in 2004 and 2003; stock price volatility, 127.74% in 2004 and 72% in 2003; risk free interest rate, 4.17% in 2004, and 4.02% in 2003; and no dividends during the expected term.

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net income
(loss) per share, basic and diluted, would have been as follows:

                                                     Year Ended December 31,
                                                     2004            2003
                                                     ----            ----

Net income (loss), as reported                    $   5,995,219   ($    881,136)
Stock based compensation, net of taxes,
  determined under the intrinsic value method                --              --
Stock-based compensation, net of taxes,
   determined under the fair value method               595,895         264,004
                                                  -----------------------------
Pro forma net income (loss)                       $   5,339,324   ($  1,145,140)

Basic net earnings (loss) per share
   As reported                                    $        0.53   ($       0.07)
   Pro forma                                      $        0.48   ($       0.09)

Diluted net earnings (loss) per share
   As reported                                    $        0.51   ($       0.07)
   Pro forma                                      $        0.46   ($       0.09)

Earnings Per Share

Basic and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). A total of 390,623 shares issuable upon the exercise of stock options have been included in the diluted earnings per share calculation as of December 31, 2004. A total of 2,832,031 shares issuable upon the exercise of outstanding stock options as of December 31, 2003 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive. In addition, shares of the Company's common stock issuable upon the conversion of convertible debt totaling 63,254 shares as of December 31, 2004 were included in the diluted earnings per share calculation. Shares issuable upon the conversion of convertible debt totaling 63,254 shares as of December 31, 2003 were excluded from the diluted earnings per share calculation as the inclusion would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of accounts payable and marketable securities approximates carrying value due to the short-term nature of such instrument. The fair value of the notes receivable - IMSI and notes receivable - legal settlement approximate the carrying values at December 31, 2004 based on terms available for similar instruments. The fair value of debt with related parties (see Note
4) is not determinable due to the terms of the debt and no comparable market for such debt.

Long-lived Assets

The Company evaluates the recoverability of its long-lives assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. As of December 31, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future. The Company accounted for the current year discontinued operations in accordance with SFAS 144 (see Note 2).

SFAS 144 requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, a revision to SFAS 123 "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant but the award will not be re-measured at each balance sheet date. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R is effective for small business issuers as of December 15, 2005. All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS 123 amounts in the statement of operations. Management is in the process of determining the effect SFAS 123R will have upon the Company's financial position and statement of operations.

In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

In December 2004, the FASB issued Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduces a special 9% tax deduction on qualified production activities. Since the Company does not have any operations, the Company will not be able to claim this tax benefit.

In December 2004 the FASB issued SFAS No. 153, "Exchanges of non-monetary Assets
- An Amendment of APB Opinion No. 29". The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. Companies must apply the standard prospectively. Management is in the process of determining the effect, if any, SFAS No. 153 will have upon the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

On April 16, 2004, the Company sold its Aladdin Enterprise Solutions, Inc. ("AES") subsidiary to AES Management Buyout Company, a Delaware corporation ("AMBO"), pursuant to a Stock Purchase Agreement. This was a related party transaction because Mr. Kwok Li was previously a director of the Company and is also the controlling shareholder of AMBO. The purchase price consisted of a six-month secured note payable in the amount of $550,000, a thirty-month secured note payable in the amount of $641,050, the receipt of 1,146,246 shares of AMBO common stock and the return of 1,375,000 shares of common stock of the Company. As management determined that the collectbility of the notes receivable was not reasonably assured, the Company has not recorded the related notes and therefore, did not include the notes receivable in the calculation of the gain on the sale of the AES subsidiary for the year ended December 31, 2004. The Company will recognize any additional gain on the sale of AES when and if, the related notes receivable balances are collected. Both notes are secured by an Intellectual Property Security Agreement covering the intellectual property assets owned by AES and a Pledge Agreement covering all of the issued and outstanding shares of AES. The Company also received the return of 1,375,000 shares of the Company's common stock previously issued to the original shareholders of AES (prior to the acquisition of AES by the Company) and 1,146,246 newly issued and unregistered shares of AMBO common stock. The 1,375,000 shares of common stock were valued based on the market share price of our common stock on April 16, 2004, which was $0.59 per share, for an aggregate amount of approximately $812,000. Management is unable to determine the value of the 1,146,246 AMBO shares received due to the lack of market for such shares and the unavailability of financial information regarding AMBO. Accordingly, management has valued these shares at zero. The Company, pursuant to the sale of AES, recorded a before tax gain on the sale in the amount of $717,035 and has classified all prior operations as discontinued operations.

As of December 31, 2004, although due, the Company had not received payment of the $550,000 principal due and interest thereon under the six-month secured promissory note and had not received the first payment due under the thirty-month promissory note. AMBO has informed the Company that it has been unable to secure the funding it initially expected and has requested extended terms on both notes. The Company has yet to provide AMBO with a notice of default of the notes and the associated security agreements and the Company is currently negotiating a forbearance of the payments under both notes.

In February 2005, the Company received $10,000 from AMBO, which was applied to the accrued interest on the notes. The Company is still uncertain about collecting the entire amount on the notes.

On April 19, 2004, the Company sold its, Aladdin Systems, Inc. ("Systems") subsidiary to International Microcomputer Software, Inc. ("IMSI") pursuant to a Stock Purchase Agreement. The consideration paid consisted of a combination of cash in the amount of $1,500,000, subject to a 10% escrow in the amount of $150,000; 2,317,881 newly issued shares of IMSI common stock and two three-year secured convertible notes in the aggregate amount of $3,000,000 bearing interest at 4%. The notes are convertible, by the Company at any time, into shares of IMSI common stock at a conversion price of $3.00 per share and convertible by IMSI, at the same conversion price, at any time after IMSI's common stock closes higher than $4.00 per share for ten (10) consecutive trading days. The notes are secured by a pledge of the Aladdin Systems' stock purchased by IMSI. The number of shares of common stock received was equal to $3,500,000 divided by the average of the closing "bid" price of IMSI's common stock for the twenty (20) trading days prior to the closing date of April 19, 2004. Furthermore, pursuant to the Stock Purchase Agreement, the Company may have been entitled to additional cash earn-out payments, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin Systems for the three consecutive twelve-month periods following the closing date of April 19, 2004.

On September 2, 2004, the Company entered into a March 4, 2005 Agreement with IMSI, which modified certain provisions of the Stock Purchase Agreement and then on September 10, 2004, the Company entered into an Amendment to the Modification Agreement (collectively, the "Amended Modification Agreement"). Pursuant to the terms of the Amended Modification Agreement, the following modifications were made to the provisions of the Stock Purchase Agreement:

      1. The total amount of the Earn-Out Payments was fixed at a sum certain of $1,700,000, payable in cash and IMSI common stock as follows:

      (a) The amount of $666,667 payable in cash, on or before June 2, 2005.

      (b) The value of $1,033,833 in newly issued restricted shares of IMSI stock, no par value. Management estimated the fair value of the shares of common stock to be $0.97 per share based on the closing bid price of IMSI common stock on September 2, 2004, the date of execution of the Modification Agreement. The Company received 1,065,807 shares of IMSI stock.

      Due to the guaranteed cash portion of the Modification Agreement, the Company recognized an additional gain on the sale of Aladdin Systems.

      On March 4, 2005 the Company entered into a Modification Agreement with IMSI, which modified certain provisions of the September 2, 2004 and September 10, 2004 Modification Agreement (collectively, the "Amended Modification Agreement"). Pursuant to the terms of the Amended Modification Agreement, the following modifications were made to the provisions of the Stock Purchase Agreement.

      (a) The payment of $666,667 will now be on or before August 15, 2005

      (b) IMSI will amend the SB-2 Stock Registration Statement to extend the registration period to the end of June 2005.

      The gain on the sale of each subsidiary is summarized in the table below:

                                           AES          Systems          Total
                                           ---          -------          -----
Carrying value                         $    60,029    $ 1,275,512    $ 1,335,541
Expenses associated with the
sale                                        34,186        172,560        206,746
Investment associated with
the sale                                        --        110,062        110,062
Consideration                              811,250      9,700,500     10,511,750

Gain                                   $   717,035    $ 8,142,366    $ 8,859,401
Tax on Gain                                285,607      3,243,239      3,528,846
                                       -----------------------------------------
Gain, net of tax                       $   431,428    $ 4,899,127    $ 5,330,555

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consist of:

                                      Useful lives (years)
Computer equipment and other                   5                    $15,000
Less accumulated depreciation                                        (3,231)
                                                                    -------
                                                                    $11,769
                                                                    =======

Depreciation expense for the year ended December 31, 2004 was $36,902, of which $32,056 was part of discontinued operations. Depreciation expense for the year ended December 31, 2003 was $70,192, of which $66,240 was part of discontinued operations

NOTE 4 - RELATED PARTY NOTES

Notes Payable to Related Parties

Notes payable to related parties include three notes totaling $110,062. The three notes are payable on demand. Interest for these notes is compounded daily and is payable monthly at an annual rate of 8.92% for two notes and 7% for one note. The related parties have the option to convert these notes into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At December 31, 2004, these three notes are convertible at $1.74 per share.

On February 8, 2005, $5,000 of these demand notes was paid, and on March 31, 2005, an additional $50,000 of these demand notes was paid. The balance on the demand notes is currently $55,062. None of the demand notes have been converted into shares of common stock. See Note 2 on related party note with AMBO.

NOTE 5 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, consists of:

                                           2004                   2003
                                           ----                   ----
Current
   Federal                                    $    13,000            $         0
   State                                            3,200                  3,200
                                              ----------------------------------
Total current                                 $    16,200            $     3,200

Deferred
    Federal                                    (1,486,447)                    --
    State                                        (529,493)                    --
                                              ----------------------------------
Total deferred                                 (2,015,940)                    --
                                              ----------------------------------

                                              $(1,999,740)           $     3,200
                                              ==================================

Total income tax expense in 2004, including taxes associated with discontinued operations, was $1,441,697, with $3,528,846 being allocated to the gain on sale of the subsidiaries and a tax benefit of $87,409 being allocated to the loss on discontinued operations in 2004.

The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at December 31, is presented below:

                                                     2004               2003
                                                     ----               ----

Net operating loss carry forwards                 $    97,933       $   533,609
Tax credit carry forwards                           1,017,442           940,536
Gain on sale of subsidiaries                       (2,559,989)               --
Depreciation and amortization                              --          (216,934)
Other                                                  19,117           139,418
                                                  -----------------------------
Net deferred tax (liability) asset                 (1,425,497)        1,396,629
Less valuation allowance                                   --        (1,396,629)
                                                  -----------------------------
                                                  $(1,425,497)      $        --
                                                  =============================

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:

                                                               2004       2003
                                                               ----       ----
Statutory federal income tax (benefit) rate                     (34%)      (34%)
Increase (decrease) resulting from:
Expenses not deductible for taxes                              (0.0%)      0.7%
State income taxes, net of federal tax benefit                 (4.2%)     (5.8%)
Increase in valuation allowance                                18.8%      39.5%
                                                              ----------------
Effective tax (benefit) rate                                  (19.4%)      0.4%
                                                              ================

As of December 31, 2004, the Company had net operating loss carryforwards of approximately, $70,000 and $835,000 for federal and state income tax reporting purposes, respectively, which begin expiring in 2014 and 2005, respectively.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

NOTE 6 - STOCKHOLDERS' EQUITY

In 2003, the Company granted Brad Peppard, a director, the option to purchase 36,000 shares of common stock as compensation for marketing work performed for one of the Companys subsidiaries. Management estimated the fair value of the shares of options to be $0.24 per share based on the market price of the Company's common stock on November 21, 2003, the date of the grant. The Company recorded a marketing expense of $8,640 for this transaction.

In 2004, the Company granted Harry Fox, a consultant, the option to purchase 100,000 shares of the Company's common stock, as compensation for legal services. Management estimated the fair value of the options based on the Black-Scholes option pricing model pursuant to SFAS 123 at $0.47 per option (see
Note 1). The Company recorded a legal expense of $47,230 for this transaction.

In 2004, the Company issued 122,327 shares of common stock to BayTree Capital for investment banking services related to the sale of its Aladdin Systems subsidiary. Management estimated the fair value of the shares of common stock to be $0.60 based on the market price of our common stock on April 18, 2004, the date of the issuance. The Company recorded an expense of $73,396 against the gain on the sale of Aladdin Systems.

In 2004, the Company issued 41,667 shares of common stock to Powell Goldstein for legal services related to the settlement of the AKS lawsuit. Management estimated the fair value of the shares of common stock to be $0.60 based on the market price of our common stock on June 16, 2004, the date of the grant. The Company recorded a legal expense under general and administrative expenses in the accompanying statements of operations of $25,000 for this transaction.

In 2004, the Company received back 1,375,000 shares of common stock as part of the consideration for the sale of its AES subsidiary (see Note 2). Management estimated the fair value of the shares of common stock to be $0.59 per share based on the market share price of our common stock on April 15,2004, the date of the agreement, for an aggregate amount of approximately $812,000. The shares reacquired were immediately retired by the Company.

During 2004, the Company granted options to officers of the Company to purchase 1,020,054 with an exercise price of $0.62 per share. As these grants were to replace previous options granted and cancelled in the current year, the Company is accounting for such options based on the variable accounting method as prescribed by APB 25 and FIN 44. Management estimated the fair value of the stock to approximate the exercise price at December 31, 2004.

Stock Options

The Monterey Bay Tech option plan which was approved as the Aladdin Systems Holdings, Inc. 1999 Stock Option Plan allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 1,142,247 remain available for granting at December 31, 2004. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. See note 1 for disclosure on assumptions used by management for the calculation of the fair value of the options granted during the year ended December 31, 2004 and 2003.

During the twelve months ended December 31, 2004, the Company issued 1,182,354 options to employees, officers and directors with exercise prices ranging from $0.40 to $0.62 per share and vesting immediately. The exercise price of each option grant was estimated using the value of the closing price of our common stock on the date of the grant.

Stock option activity is summarized as follows:

                                                    Shares      Weighted Average
                                                  Under options  Exercise Price

Balance at January 1, 2003                        2,884,222       $   1.31
Granted                                             274,260           0.29
Cancelled                                          (326,451)          1.22
                                                 -------------------------------
Outstanding and exercisable at December 31, 2003  2,832,031       $   1.22
Granted                                           1,282,354           0.60
Cancelled                                        (2,256,632)          1.27
                                                 -------------------------------
Outstanding and exercisable at December 31, 2004  1,857,753       $   0.74
                                                 ===============================

The following table summarizes information about stock options outstanding as of December 31, 2004:

                                            Weighted        Average                             Weighted
 Range of Exercise                          Average        Remaining                        Average Exercise
       Price               Number           Exercise      Contractual          Number            Price
                         Outstanding         Price        Term (Years)      Exercisable
-------------------- -------------------- ------------- ----------------- ----------------- -----------------
$0.23 - $0.44                    341,000         $0.36              6.79           341,000             $0.36
$0.60 - $0.75                  1,315,054         $0.63              5.96         1,315,054             $0.63
$1.07 - $1.54                     79,599         $1.26              3.92            79,599             $1.26
$1.74 - $4.00                    122,100         $2.67              3.39           122,100             $2.67
                     -------------------- -------------                   ----------------- -----------------
                               1,857,753         $0.74                           1,857,753             $0.74
                     ==================== =============                   ================= =================

The weighted average fair value of options granted to employees was $0.39 and $0.19 for 2004 and 2003, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Paul Goodman, a director of the Company, has provided legal services to the Company since its inception and is currently the Company's corporate attorney. The fees paid to Mr. Goodman were $112,668 and $47,000 for 2004 and 2003, respectively.

See Note 4 for related party notes.

NOTE 8 - LITIGATION

In December 2003, Aladdin Knowledge Systems, Inc. ("AKS"), filed a suit against the Company in the Federal District Court for the Northern District of Illinois, alleging, among other things, that the Company's use of the "Aladdin" trademark infringed the rights of AKS and seeking a preliminary injunction to prevent the Company from using the "Aladdin" name in connection with the Company's SpamCatcher product. In June 2004, the Company settled the suit with AKS for a total of $550,000 which represented reimbursement of legal fees and certain costs incurred by the Company associated with implementing a name change and certain costs to be incurred by IMSI for the cost of implementing a change of the name of its Aladdin Systems subsidiary. Pursuant to our Stock Purchase Agreement with IMSI (see Note 2), IMSI was entitled to receive 50% of such amount after deducting expenses associated with defending the AKS litigation. The total expenses incurred in defending the AKS litigation were $599,000 and therefore no money was due to IMSI. The Company changed its name to Monterey Bay Tech, Inc. as part of the settlement. In June 2004, the Company received $210,000 from AKS and in October 2004, the Company received the second installment of $210,000. The balance due to the Company as of December 31, 2004 of $130,000 is due in May 2007.

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2004 and 2003:

                                                          2004           2003
                                                          ----           ----
Net income (loss)                                      $  5,995,219   ($   881,136)

Weighted average number of common shares outstanding     11,355,787     12,230,272
Incremental shares from the assumed exercise of
dilutive stock options                                      390,623             --
Shares issuable upon the conversion of debt                  63,254             --
                                                       ---------------------------
Dilutive potential common shares                         11,809,664     12,230,272

NOTE 10 - SUBSEQUENT EVENTS

On February 17, 2005, the Company executed a Stock Purchase Agreement with SpaceLogic and its stockholders, pursuant to which the Company will purchase all of the issued and outstanding capital stock of SpaceLogic from its stockholders (the "SpaceLogic Transaction"). Pursuant to the Stock Purchase Agreement, we will acquire all of the issued and outstanding common stock of SpaceLogic for a total of 33,343,286 newly issued shares of the Company's common stock. As of the closing of the SpaceLogic Transaction, SpaceLogic will become a wholly-owned subsidiary of the Company and the current stockholders of SpaceLogic, as a group will become the majority stockholders of the Company. In addition, at the Closing, the Company will also acquire the 15% interest in SecureLogic, Ltd., which is not already owned by SpaceLogic, in exchange for an additional 3,520,472 newly issued shares of the Company's common stock. In total, at the Closing, the Company will exchange a total of 36,863,758 newly issued shares of common stock to acquire SpaceLogic and its SecureLogic subsidiary.

In connection with the closing of the Transaction, the Company will amend its Articles of Incorporation to change the name of the Company to "SecureLogic Corp.", to increase the number of shares of common stock the Company is authorized to issue to 100,000,000, and to appoint four (4) new members to the Company's Board of Directors, to replace the current directors who will resign upon the closing of the SpaceLogic Transaction (collectively, the "Additional Actions").

The Company's Board of Directors, on February 17, 2005, approved the SpaceLogic Transaction and the Additional Actions. In addition to approval by the Board of Directors, the Additional Actions also require approval by a majority of the voting power of all outstanding shares of the Company's Common Stock. Although approval of the SpaceLogic Transaction by a majority of the outstanding shares of the Company's Common Stock was not required, the Board of Directors nevertheless voted to seek such approval. In order to accelerate Stockholder approval and to reduce the costs of obtaining Stockholder approval, the Board of Directors elected to obtain such approval by seeking the written consent of the holders of a majority interest of our Common Stock (the "Consent").

On or about March 22, 2005, Stockholders who own in the aggregate 7,966,459 shares of our Common Stock, representing approximately 72.3% of our outstanding shares, gave their written Consent to the SpaceLogic Transaction and each of the Additional Actions.

On April 5, 2005, the Company filed a Definitive Information Statement with the Securities and Exchange Commission Pursuant to Section 14(c) of the Securities Exchange Act of 1934 which contains detailed information regarding SpaceLogic, its business and the terms and conditions of the SpaceLogic Transaction

The closing of the SpaceLogic Transaction is subject to certain conditions including stockholder and Board of Director approvals by both companies and regulatory compliance, and is expected to occur on or about April 30, 2005. However, no assurance can be given that conditions to closing of all parties to the Stock Purchase Agreement will be met and that the closing of the SpaceLogic Transaction will occur.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 31, 2005, the Board of Directors of the Company approved the engagement of Stonefield Josephson as its new independent auditors for the fiscal year ended December 31, 2004. The Company did not consult with Stonefield Josephson on any matters prior to their retention regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

Grant Thornton audited the Company's financial statements for fiscal years ended December 31, 2003 and 2002. Grant Thornton's reports on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the Company's two most recently completed fiscal years through January 31, 2005, the date of dismissal of Grant Thornton as the Company's independent accountant, there have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton would have caused them to make reference thereto in their report on the financial statements for such years. There were no events otherwise reportable under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Their evaluation considered the reduction in management and financial personnel after the sale of our operating subsidiaries in April 2004 and the corresponding reduction in procedures and controls. During this process, senior management identified a material weakness in our internal controls in that there has been no segregation of accounting duties since the sale of our operating businesses in April 2004. Specifically, due to a lack of internal resources, our part time Chief Accounting Officer has made all accounting entries, reviewed the entries and reported on the results. However, due to the Company having limited staff and a part time Chief Accounting Officer, this led to significant adjustments at year end to the accounting records and financial reports. Management has determined that this is a material weakness in the Company's internal controls. Once this weakness was identified, management took corrective action in the form of revising our internal controls to require a second member of senior management review, on a monthly basis, all financial statements in detail.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The following table sets forth the names and positions of our directors and executive officers:

Name                            Age     Position

Jonathan Kahn                   47      Chairman, Chief Executive Officer,
                                        President, Treasurer and Director
Darryl Lovato                   38      Director
Alexandra Gonzalez              38      Chief Financial Officer and Secretary
Brad Peppard (1)(2)             49      Director
Paul Goodman (1)(2)             45      Director
David Schargel (1)(2)           40      Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

Brad Peppard is a member of our audit committee serves as the audit committee's financial expert as that term is defined in Section 407 of the Sarbannes-Oxley Act.

The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

JONATHAN KAHN is currently Chairman, President and Chief Executive Officer of the Company. Mr. Kahn is one of the original founders of Aladdin Systems and has served as a Director since 1988. Mr. Kahn has extensive expertise in software industry sales, marketing, business development and licensing arrangements. Mr. Kahn is also President is Allume Systems, Inc. Mr. Kahn is a graduate of the University of Rhode Island with a B.A. in Economics.

DARRYL LOVATO is one of the co-founders of the Company. Mr. Lovato was the Chief Technology Officer of Aladdin Systems since 1997 and was responsible for leading the Aladdin's research on new technologies and products. Mr. Lovato has served as a Director since the company's founding in 1988. Prior to co-founding Aladdin, Mr. Lovato worked at Apple Computer as a Senior Software Engineer. Mr. Lovato has over twenty years of software programming and development experience. Mr. Lovato is currently CTO of Allume Systems, Inc.

ALEXANDRA GONZALEZ became Secretary of Company in February 2002 and has been the Chief Financial Officer of the Company since 2002. Prior to becoming CFO, she served as Vice President of Finance, Controller and in other financial positions at the Company since 1991. She has over 14 years of financial experience in the software industry. Ms. Gonzalez received a BA in Mathematical Economics from Colgate University. Ms. Gonzalez is the division controller for Allume Systems, Inc.

BRAD PEPPARD is President of LimeTree Productions, Inc. a technology and direct marketing consulting firm. Prior to that, Mr. Peppard was president of CinemaScore Online, a leading Internet provider of movie information. From 1996 through 1998 he served as Vice President of Marketing at Aladdin Systems, and in 1998, Mr. Peppard became a Director of Aladdin. Prior to joining Aladdin, Mr. Peppard was responsible for worldwide marketing at Quarterdeck Office Systems, during which time the company grew from $20 million to $120 million in revenue. He was also Vice President of Marketing at Software Publishing Corporation, as well as President and founder of SoftMail Corporation, a leading direct marketing agency, and president of Monogram Software. Mr. Peppard has an MBA from Stanford University and a B.A. from Amherst College. Mr. Peppard is on the board of Rainmaker Systems, Inc.

t 0 0 DAVID SCHARGEL is the Chairman and President of Portland Walking Tours, a leading sightseeing tour company, which he founded in 2001. Mr. Schargel was the founder of Aportis Technologies Corp., an award-winning Palm and Pocket PC handheld software company, which sold its product line in 2002. He is one of the co-founders of Aladdin and served as its President from 1988 to 1994. Mr. Schargel has served as a Director since 1988. Prior to co-founding Aladdin, he was Vice President at Olduvai Corporation, a publisher of software for the Macintosh computer and also had served as Technical Editor at MacUser Magazine. Mr. Schargel has extensive experience in software product management, customer service, and marketing.

PAUL GOODMAN has been a partner in the New York City law firm of Cyruli, Shanks & Zizmor, LLP, and its predecessor firms for over 10 years. He concentrates on representing software and Web companies in a wide range of business and financing transactions. He has represented Aladdin since its inception. In addition to a Juris Doctor degree, Mr. Goodman holds a BA and MA degree in Computer Science. He was a former member of the Computer Science faculty of Queens College, is the author of five books on microcomputer programming.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2004 all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On March 15, 2005, the Company adopted a Code of Ethics for its principal executive officers and senior management. The Code is designed to deter wrongdoing and promote honest and ethical conduct. A copy of the Code of Ethics can be found as Exhibit 99 to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                             Long term compensation
                                                                                              Number of securities
                                                                                              Underlying options (2)

                                                                     Number of options
Name and position               Year       Salary      Bonus             cancelled
Jonathan Kahn, Chariman,                                                                               311,997
President and CEO
                                2002      $135,000           --
                                2003       180,000       20,000                                         10,530
                                2004        58,846      210,000             390,934                    470,934

Alexandra Gonzalez, CFO
                                2002        84,900           --                                         25,000
                                2003       125,000        1,000                                             --
                                2004       $60,865      $45,500             153.186                    153,186

(1) The columns for "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

(2) Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.

                OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2004

                                      Number of
                                     Securities           % of Total        Exercise
                                 Underlying Options    Options Granted      Price Per
Name                    Year             (1)           to Employees (2)   Share ($/SH)      Expiration Date (3)
----                    ----             ---           ----------------   ------------      -------------------
Jonathan Kahn           2004           470,934               40%              $ .62               5/14/09
Darryl Lovato           2004           395,934               33%              $ .62               5/14/09
Alexandra Gonzalez      2004           153,186               13%              $ .62               5/14/14

(1) Each option represents the right to purchase one share of our common stock.
(2) We granted officers, employees and consultants, options to purchase an aggregate of 1,182,354 shares of our common stock in 2004. (3) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.

OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table sets forth certain information with respect to the named executives concerning exercisable and unexercisable stock options held by them as of December 31, 2004. None of these officers exercised options to purchase common stock in 2004.

            AGGREGATE OPTION EXERCISES AND YEAR END OPTION VALUES (1)

                             Number of
                              shares
                            acquired on
Name              Year       exercise     Exercisable   Unexercisable     Exercisable   Unexercisable

Jonathan Kahn     2004          --         470,934           --            $61,221             --
Darryl Lovato     2004          --         395,934           --            $51,471             --
Alexandra
Gonzalez          2004          --         153,186           --            $19,914             --

(1) Based on a per share fair market value of our common stock equal to $0.75 per share, the trading price market value of our common stock on December 31, 2004.

COMPENSATION OF DIRECTORS

In 2004, Paul Goodman, Brad Peppard and David Schargel received options to purchase up to 25,000 shares of Common Stock with an exercise price of $0.40, in exchange for the board services. In 2004, Paul Goodman, Brad Peppard and David Schargel also received options to purchase up to 25,000 shares of Common Stock with an exercise price of $0.62, in exchange for the board services. All of these options were immediately vested.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2004.

                                         Amount and Nature of       Percent of
                                         Beneficial Ownership (1)      Class
Name of Beneficial Owner

EXECUTIVE OFFICERS AND DIRECTORS

Jonathan Kahn (2)                             2,225,254               20.2%
Darryl Lovato (3)                             2,113,191               19.2%
David Schargel (4)                            1,621,789               14.7%
Brad Peppard (5)                                188,400                1.7%
Paul Goodman (6)                                151,000                1.4%
Alexandra Gonzalez (7)                          153,186                1.4%
                                        ----------------------------------
All directors and executive officers
As a group (6 persons)                        6,452,820               58.6%

OTHER 5% STOCKHOLDERS

Benna Lovato (8)                              1,686,009               15.3%
Michael Gardner                               1,037,327                9.4%
Marco Gonzalez                                  697,791                6.3%
                                        ----------------------------------
                                              3,421,127                 31%

All directors, executive officers and
5% stockholders as a group (9 persons)        9,873,947               89.6%

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

      (2) Includes 470,934 shares of Common Stock subject to options that are exercisable at December 31, 2004.

      (3) Includes 395,934 shares of Common Stock subject to options that are exercisable at December 31, 2004.

      (4) Includes 100,000 shares of Common Stock subject to options that are exercisable at December 31, 2004.

      (5) Includes 188,400 shares of Common Stock subject to options that are exercisable at December 31, 2004.

      (6) Includes 150,000 shares of Common Stock subject to options that are exercisable at December 31, 2004.

      (7) Includes 153,186 shares of Common Stock subject to options that are exercisable at December 31, 2004.

      (8) Includes 50,000 shares of Common Stock subject to options that are exercisable at December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2004, Paul Goodman, Brad Peppard and David Schargel received options to purchase up to 25,000 shares of Common Stock with an exercise price of $0.40, in exchange for the board services. In 2004, Paul Goodman, Brad Peppard and David Schargel also received options to purchase up to 25,000 shares of Common Stock with an exercise price of $0.62, in exchange for the board services. These options were immediately vested.

In 2004, the Company sold its Aladdin Enterprise Solutions, Inc. subsidiary to AES Management Buyout Company, a Delaware corporation ("AMBO"), One of the current owners of AMBO was previously the Chairman of the Board of the Company in 2003.

ITEM 1.: EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements

The following consolidated financial statements of Monterey Bay Tech, Inc. and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Registered Public Accountants Stonefield Josephson, Inc. Report of Independent Registered Public Accounting Firm Grant Thorton, LLP Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit           Contents

3.1               Articles of Incorporation of the Registrant.*

3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3               By-Laws of Registrant.*

4.1               Sample Stock Certificate of the Registrant.*

21.1              Subsidiaries of Registrant

23.1              Consent of Grant Thornton LLP

23.2              Consent of Stonefield Josephson

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

99.1              Senior Management Ethics Policy

                  * Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and services billed by Grant Thornton LLP and Stonefield Josephson for the fiscal years ended December 31, 2004 and 2003:

                                                           2004           2003
                                                           ----           ----
Grant Thornton LLP
   Audit fees                                            $ 38,040       $145,550
   Audit-Related Fees                                       4,440          7,302
   Tax Fees                                                10,890         14,039
                                                         -----------------------
Total fees from Grant Thornton                           $ 54,370       $166,891

Stonefield  Josephson LLP
   Audit fees                                            $ 90,000       $     --
   Audit-Related Fees                                          --             --
   Tax Fees                                                    --             --
                                                         -----------------------
Total fees from Stonefield Josephson                     $ 90,000       $     --

Total fees                                               $144,370       $166,891
                                                         =======================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTEREY BAY TECH, INC.
(Registrant)

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

Signature                        Title                                  Date

/s/ Jonathan Kahn                Chief Executive Officer, President     4/14/05
----------------------           and Director
(Jonathan Kahn)

/s/ Darryl Lovato                Chief Technology Officer and Director  4/14/05
----------------------
(Darryl Lovato)

/s/ Brad Peppard                 Director                               4/14/05
----------------------
(Brad Peppard)

/s/ David Schargel               Director                               4/14/05
----------------------
David Schargel

/s/ Paul Goodman                 Director                               4/14/05
----------------------
Paul Goodman

EXHIBIT INDEX

Exhibit           Contents

3.1               Articles of Incorporation of the Registrant.*

3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3               By-Laws of Registrant.*

4.1               Sample Stock Certificate of the Registrant.*

21.1              Subsidiaries of Registrant

23.1              Consent of Grant Thornton LLP

23.2              Consent of Stonefield Josephson

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

99.1              Senior Management Ethics Policy

                  * Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.