Form 10KSB/A
period 2004-12-31
Monterey Bay Tech, Inc.
filed 2005-04-21
CIK 1098875

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A



      |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                                   ----------

                             MONTEREY BAY TECH, INC.
                    (Formerly Aladdin Systems Holdings, Inc.)
             (Exact name of registrant as specified in its charter)


-----------------------------------------------------------------------------------------------------------------------
                         NEVADA                                                     77-0571784
-----------------------------------------------------------------------------------------------------------------------
    (State or Other Jurisdiction of Incorporation or                  I.R.S. Employer Identification Number
                     Organization)
-----------------------------------------------------------------------------------------------------------------------


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

                                                 Common Stock
                                         Low                     High
Quarter ended:

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

Net cash provided by investing activities was $2,312,588 in 2004 was mostly due to the proceeds from the sale of our Aladdin Systems and Aladdin Enterprise Solutions subsidiaries and the cash collected on the notes receivable related to the sale of such subsidiaries.

At December 31, 2004, the Company had cash and cash equivalents totaling $1,120,459 and notes or other receivables over the next 12 months in the amount of $1,666,667. In addition, the Company held 3,383,688 shares of International Microcomputer Software, Inc. ("IMSI") common stock which at December 31, 2004, had a market value of $3,620,546.

Our capital requirements have decreased since the sale of our operating subsidiaries in April, 2004. Over the next 12 months, our capital requirements will vary greatly depending upon the closing of the SpaceLogic Transaction. Until such time as the SpaceLogic Transaction closes, our fixed payment commitments are limited and include payments to our part-time employees, if any, payments on demand notes and payments for legal and accounting professional services, as needed. We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, fixed payment commitments and capital expenditures for the next 12 months.

Upon the closing of the SpaceLogic Transaction, our capital requirements will increase greatly to include payroll for SpaceLogic's employees, office facilities and working capital. Based upon information provided to us by SpaceLogic's management, we believe that our current cash and payments receivable, together with the amount of $1,000,000 we expect to raise in a potential private placement of newly issued shares of our common stock to be sold at $0.45 per share will be sufficient to meet our post-closing liquidity needs. Furthermore, in the event that holders of any of our outstanding options shall elect to exercise such options, the Company will receive additional amounts of cash which can be used as working capital, although, the number of such options exercises, if any and the cash to be received by the Company cannot be predicts.

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

                             Monterey Bay Tech, Inc.
                    (Formerly Aladdin Systems Holdings, Inc.)

                            STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                       2004            2003
                                                   ------------    ------------
Sales                                              $         --    $         --
Cost of sales                                                --              --
                                                   ------------    ------------

Gross profit                                                 --              --

Operating Expenses:
   Marketing, sales and support                           2.027              --
   General and administrative                           913,786         379,070
                                                   ------------    ------------

Total operating expenses                                915,813         379,070
                                                   ------------    ------------

Operating loss from continuing
    operations                                         (915,813)       (379,070)

Other Income (expense):
   Interest                                              83,462              --
   Other income - settlement of a lawsuit               550,000              --
   Other income -unrealized loss on
      trading securities                               (913,287)             --
   Interest expense                                      (7,399)         (9,657)
                                                   ------------    ------------

Loss from continuing operations
   before income taxes                               (1,203,037)       (388,427)

Income tax benefit                                   (1,999,740)             --
                                                   ------------    ------------

Income (loss) from continuing operations
                                                        796,703        (388,427)

Gain on sale of subsidiaries, net
   of income taxes of $3,528,846                      5,330,555              --
Loss from operations of discontinued
subsidiaries net of income tax benefit of              (132,039)       (492,709)
$87,409 in 2004 and $3,200 in 2003
                                                   ------------    ------------
Income (loss) from
   discontinued operations                            5,198,516        (492,709)
                                                   ------------    ------------

Net income  (loss)                                 $  5,995,219    $   (881,136)
                                                   ============    ============

Basic income (loss) per share:
    Income (loss) per share from
      continuing operations                        $       0.07    $      (0.03)
     Income (loss) per share from
       discontinued operations                     $       0.46    $      (0.04)
     Net income (loss) per share                   $       0.53    $      (0.07)

Diluted income (loss) per share:
    Income (loss) per share from
      continuing operations                        $       0.07    $      (0.03)
    Income (loss) per share from
       discontinued operations                     $       0.44    $      (0.04)

     Net income (loss) per share                   $       0.51    $      (0.07)

Shares used in computing basic income (loss) per
share                                                11,355,787      12,230,272
                                                   ============    ============
Shares used in computing diluted income (loss)
per share                                            11,809,664      12,230,272
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                             Monterey Bay Tech, Inc.
               (Formerly known as Aladdin Systems Holdings, Inc.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock                        Retained Earnings
                                      ------------             Paid -in     (Accumulated
                                Shares          Amount         Capital         Deficit)          Total
                             ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2003     12,230,272    $     12,230    $  2,144,841    $     37,397    $  2,194,468

Expense on issuance of
stock options to third
parties                                                             8,640                           8,640
Net loss                                                                         (881,136)       (881,136)
                             ------------    ------------    ------------    ------------    ------------

Balance at December 31,
  2003                         12,230,272          12,230       2,153,481        (843,739)      1,321,972

Issuance of common stock
for services rendered             163,994             164          98,232                          98,396
Expense on issuance of
stock options to third
parties
                                                                   47,230                          47,230
Return and retirement of
common stock pursuant to
the sale of AES subsidiary     (1,375,000)         (1,375)       (809,875)                       (811,250)
Net income                                                                      5,995,219       5,995,219
                             ------------    ------------    ------------    ------------    ------------

Balance at December 31,
  2004                         11,019,266    $     11,019    $  1,489,068    $  5,151,480    $  6,651,567
                             ============    ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                             Monterey Bay Tech, Inc.
                    (Formerly Aladdin Systems Holdings, Inc.)

                            STATEMENTS OF CASH FLOWS


                                                                               Year ended December 31,
                                                                                 2004            2003
                                                                             ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                          $  5,995,219    ($   881,136)
  Adjustments to reconcile net income (loss) to net cash
     Provided by operating activities:
  Depreciation and amortization                                                     4,846           3,952
  Compensation expense on stock and options granted to                                 --
     Third parties                                                                145,626
  Income tax benefit                                                           (1,999,740)             --
  Other income - settlement of a lawsuit                                         (550,000)             --
  Loss on disposal of property and equipment                                           --
  Gain on the sale of subsidiaries                                             (5,330,555)             --
  Unrealized loss  on trading securities                                          913,287              --
  Interest on notes receivable                                                    (78,799)             --
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                                      5,832              --
     Accounts Payable                                                          (698,380))         285,587
   Discontinued operations                                                       (116,270)        849,169
                                                                             ------------    ------------
Cash provided by (used in) operating activities                                (1,708,934)        257,572

Cash flows from investing activities:
  Proceeds from the sale of subsidiaries                                        1,350,000              --
  Cash provided by notes receivable from the sale of
    subsidiaries                                                                  562,111
  Cash provided by legal settlement                                               420,000
  Cash used by discontinued operations in investing
    activities                                                                    (19,523)       (268,254)
                                                                             ------------    ------------
         Net cash provided by (used in) investing activities                    2,312,588        (268,254)

Cash flows from financing activities:
  Principal payments on note payable                                              (10,500)             --
  Cash provided by (used by) discontinued operations
      In financing activities                                                      65,725        (111,391)
                                                                             ------------    ------------
       Net cash provided by (used in) financing activities                         55,225        (111,391)
                                                                             ------------    ------------

      Net increase (decrease) in cash and cash equivalents                        658,879        (122,073)

Cash and cash equivalents at beginning of period                                  461,580         583,653
                                                                             ------------    ------------

Cash and cash equivalents at end of period                                   $  1,120,459    $    461,580
                                                                             ============    ============

Other supplemental cash flow disclosures: Cash paid during the period for:
Interest                                                                     $     11,896    $     18,365
                                                                             ============    ============
Notes receivable on sale of subsidiaries                                     $  3,816,667              --
                                                                             ============    ============

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

The following table summarizes our short-term investments as of December 31, 2004:

                                                              Gross
                                        Gross               Unrealized      Estimated Fair
                 Cost             Unrealized Gains            Losses         Market Value
                 ----             ----------------            ------         ------------
IMSI stock   $4,533,833                   -                 ($913,287)        $3,620,546

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

If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net income
(loss) per share, basic and diluted, would have been as follows:

                                                    Year Ended December 31,
                                                     2004             2003
                                                --------------   --------------

Net income (loss), as reported                  $    5,995,219   $     (881,136)
Stock based compensation, net of taxes,
  determined under the intrinsic value method               --               --
Stock-based compensation, net of taxes,
   determined under the fair value method              595,895          264,004
                                                --------------   --------------
Pro forma net income (loss)                     $    5,339,324   $   (1,145,140)

Basic net earnings (loss) per share
   As reported                                  $         0.53   $        (0.07)
   Pro forma                                    $         0.48   $        (0.09)

Diluted net earnings (loss) per share
   As reported                                  $         0.51   $        (0.07)
   Pro forma                                    $         0.46   $        (0.09)

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

As of December 31, 2004, although due, the Company had not received payment of the $550,000 principal due and interest thereon under the six-month secured promissory note and had not received the first payment due under the thirty-month promissory note. AMBO has informed the Company that it has been unable to secure the funding it initially expected and has requested extended terms on both notes. The Company has yet to serve AMBO and AES with a notice of default of the notes and the associated security agreements and the Company is currently negotiating a temporary forbearance of the payments under both notes.

In February 2005, the Company received $10,000 from AMBO, which was applied to the accrued interest on the notes. The Company is uncertain about collecting the entire outstanding principle and interest due thereon, on the notes and no assurance can be given that all or part such outstanding amounts will be collected.

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

On September 2, 2004, the Company entered into an Agreement with IMSI, which modified certain provisions of the Stock Purchase Agreement and then on September 10, 2004, the Company entered into an Amendment to the Modification Agreement (collectively, the "Amended Modification Agreement"). Pursuant to the terms of the Amended Modification Agreement, the following modifications were made to the provisions of the Stock Purchase Agreement:

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

      Since pursuant to terms of the Amended Modification Agreement, the "earn out" payment which was previously contingent was converted to a sum certain, the Company recognized an additional gain on the sale of its Aladdin Systems subsidiary to IMSI.

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

      (a) The payment of $666,667 will now be on or before August 15, 2005

      (b) IMSI will amend the SB-2 Stock Registration Statement to extend such Registration Statement until the end of June, 2005.

The gain on the sale of each subsidiary is summarized in the table below:

                                   AES           Systems         Total
                                   ---           -------         -----

Carrying value                 $     60,029   $  1,275,512   $  1,335,541
Expenses associated with the
sale                                 34,186        172,560        206,746
Investment associated with
the sale                                 --        110,062        110,062
Consideration                       811,250      9,700,500     10,511,750

Gain                           $    717,035   $  8,142,366   $  8,859,401
Tax on Gain                         285,607      3,243,239      3,528,846
                               ------------   ------------   ------------
Gain, net of tax               $    431,428   $  4,899,127   $  5,330,555

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consist of:

                                    Useful lives (years)

Computer equipment and other                    5                $15,000
Less accumulated depreciation                                    (3,231)
                                                           --------------
                                                                 $11,769
                                                           ==============

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

NOTE 5 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, consists of:

                     2004            2003
                 ------------    ------------
Current
   Federal       $     13,000    $          0
   State                3,200           3,200
                 ------------    ------------
Total current    $     16,200    $      3,200

Deferred
    Federal        (1,486,447)             --
    State            (529,493)             --
                 ------------    ------------
Total deferred     (2,015,940)             --
                 ------------    ------------

                 $ (1,999,740)   $      3,200
                 ============    ============

Total income tax expense in 2004, including taxes associated with discontinued operations, was $1,441,697, with $3,528,846 being allocated to the gain on sale of the subsidiaries and a tax benefit of $87,409 being allocated to the loss on discontinued operations in 2004.

The tax effect of temporary differences that give rise to significant portions of net deferred tax assets at December 31, is presented below:

                                         2004            2003
                                     ------------    ------------

Net operating loss carry forwards    $     97,933    $    533,609
Tax credit carry forwards               1,017,442         940,536
Gain on sale of subsidiaries           (2,559,989)             --
Depreciation and amortization                  --        (216,934)
Other                                      19,117         139,418
                                     ------------    ------------
Net deferred tax (liability) asset     (1,425,497)      1,396,629
Less valuation allowance                       --      (1,396,629)
                                     ------------    ------------
                                     $ (1,425,497)   $         --
                                     ============    ============

The effective tax rate as a percentage of income before income taxes differs from the statutory federal income tax rate (when applied to income before income taxes) for the years ended December 31, as follows:

                                                     2004           2003
                                                 ----------     ----------
Statutory federal income tax (benefit) rate             (34%)          (34%)
Increase (decrease) resulting from:
Expenses not deductible for taxes                      (0.0%)          0.7%
State income taxes, net of federal tax benefit         (4.2%)         (5.8%)
Increase in valuation allowance                        18.8%          39.5%
                                                 ----------     ----------
Effective tax (benefit) rate                          (19.4%)          0.4%
                                                 ==========     ==========

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

NOTE 6 - STOCKHOLDERS' EQUITY

In 2003, the Company granted Brad Peppard, a director, the option to purchase 36,000 shares of common stock as compensation for marketing work performed for one of the Company's subsidiaries. Management estimated the fair value of the shares of options to be $0.24 per share based on the market price of the Company's common stock on November 21, 2003, the date of the grant. The Company recorded a marketing expense of $8,640 for this transaction.

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

Stock option activity is summarized as follows:

                                                        Shares       Weighted Average
                                                    Under options     Exercise Price
Balance at January 1, 2003                              2,884,222    $         1.31
Granted                                                   274,260              0.29
Cancelled                                                (326,451)             1.22
                                                   --------------    --------------
Outstanding and exercisable at December 31, 2003        2,832,031    $         1.22
Granted                                                 1,282,354              0.60
Cancelled                                              (2,256,632)             1.27
                                                   --------------    --------------
Outstanding and exercisable at December 31, 2004        1,857,753    $         0.74
                                                   ==============    ==============

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

See Note 4 for related party notes.

NOTE 8 - LITIGATION

In December 2003, Aladdin Knowledge Systems, Inc. ("AKS"), filed a suit against the Company in the Federal District Court for the Northern District of Illinois, alleging, among other things, that the Company's use of the "Aladdin" trademark infringed the rights of AKS and seeking a preliminary injunction to prevent the Company from using the "Aladdin" name in connection with the Company's SpamCatcher product. In June 2004, the Company settled the suit with AKS for a total of $550,000 which represented reimbursement of legal fees and certain costs incurred by the Company associated with implementing a name change and certain costs to be incurred by IMSI for the cost of implementing a change of the name of its Aladdin Systems subsidiary. Pursuant to our Stock Purchase Agreement with IMSI (see Note 2), IMSI was entitled to receive 50% of such amount after deducting expenses associated with defending the AKS litigation. The total expenses incurred in defending the AKS litigation were $599,000 and therefore no money was due to IMSI. The Company changed its name to Monterey Bay Tech, Inc. as part of the settlement. In June 2004, the Company received $210,000 from AKS and in October 2004, the Company received the second installment of $210,000. The balance due to the Company as of December 31, 2004 is $130,000 and is due in May 2007.

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2004 and 2003:

                                                           2004           2003
                                                       ------------   ------------
Net income (loss)                                      $  5,995,219   ($   881,136)

Weighted average number of common shares outstanding
                                                         11,355,787     12,230,272
Incremental shares from the assumed exercise of
dilutive stock options                                      390,623             --
Shares issuable upon the conversion of debt                  63,254             --
                                                       ------------   ------------
Dilutive potential common shares                         11,809,664     12,230,272

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

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The following table sets forth the names and positions of our directors and executive officers:

Name                            Age     Position
----                            ---     --------
Jonathan Kahn                   47      Chairman, Chief Executive Officer, President, Treasurer and Director
Darryl Lovato                   38      Director
Alexandra Gonzalez              38      Chief Financial Officer and Secretary
Brad Peppard (1)(2)             49      Director
Paul Goodman (1)(2)             45      Director
David Schargel (1)(2)           40      Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

Brad Peppard a member of our audit committee, serves as the audit committee's financial expert as that term is defined in Section 407 of the Sarbannes-Oxley Act.

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

On March 15, 2005, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term "Code of Ethics" means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, acountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to our Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                                      Long term compensation
                                                                              Number of options        Number of securities
Name and position             Year          Salary            Bonus               cancelled           Underlying options (2)
-----------------             ----          ------            -----               ---------           ----------------------
Jonathan Kahn, Chariman,                                                                                               311,997
President and CEO
                                2002          $135,000                  -
                                2003           180,000             20,000                                               10,530
                                2004            58,846            210,000                   390,934                    470,934

Alexandra Gonzalez, CFO
                                2002            84,900                  -                                               25,000


                                2003           125,000              1,000                                                    -
                                2004           $60,865            $45,500                   153.186                    153,186

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

            AGGREGATE OPTION EXERCISES AND YEAR END OPTION VALUES (1)

                                                            Number of Unexercised           Value of Unexercised In-the- Money
                                                             Options At year End                     Options at Year End
                                                             -------------------                     -------------------
                                    Number of
                                     shares
                                   acquired on
Name              Year              exercise          Exercisable         Unexercisable       Exercisable        Unexercisable
Jonathan Kahn     2004                                                             -                                      -
                                        -                470,934                                $61,221
Darryl Lovato     2004                                                             -                                      -
                                        -                395,934                                $51,471
Alexandra
Gonzalez          2004                  -                153,186                   -            $19,914                   -

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

                                                    Amount and Nature of      Percent of
                                                   Beneficial Ownership (1)     Class
Name of Beneficial Owner

EXECUTIVE OFFICERS AND DIRECTORS

Jonathan Kahn (2)                                               2,225,254            20.2%
Darryl Lovato (3)                                               2,113,191            19.2%
David Schargel (4)                                              1,621,789            14.7%
Brad Peppard (5)                                                  188,400             1.7%
Paul Goodman (6)                                                  151,000             1.4%
Alexandra Gonzalez (7)                                            153,186             1.4%
                                                             ------------    ------------
All directors and executive officers
As a group (6 persons)                                          6,452,820            58.6%

OTHER 5% STOCKHOLDERS

Benna Lovato (8)                                                1,686,009            15.3%
Michael Gardner                                                 1,350,765           12.44
Marco Gonzalez                                                    697,791             6.3%
                                                             ------------    ------------
                                                                3,421,127              31%

All directors, executive officers and 5% stockholders as a
group (9 persons)                                               9,873,947            89.6%

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

In 2004, the Company sold its Aladdin Enterprise Solutions, Inc. subsidiary to AES Management Buyout Company, a Delaware corporation ("AMBO"). One of the current principal owners of AMBO, Kwok Lee, was previously the Chairman of the Board of the Company in 2003.

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

2.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

--------------------------------------------------------------------------------------------------------------------------------
Exhibit                     Contents
--------------------------------------------------------------------------------------------------------------------------------
3.1                         Articles of Incorporation of the Registrant.*
--------------------------------------------------------------------------------------------------------------------------------
3.2                         Certificate of Amendment to the Articles of Incorporation of the Registrant.*
--------------------------------------------------------------------------------------------------------------------------------
3.3                         By-Laws of Registrant.*
--------------------------------------------------------------------------------------------------------------------------------
4.1                         Sample Stock Certificate of the Registrant.*
--------------------------------------------------------------------------------------------------------------------------------
21.1                        Subsidiaries of Registrant
--------------------------------------------------------------------------------------------------------------------------------
23.1                        Consent of Grant Thornton LLP
--------------------------------------------------------------------------------------------------------------------------------
23.2                        Consent of Stonefield Josephson
--------------------------------------------------------------------------------------------------------------------------------
31.1                        Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange
                            Act of 1934
--------------------------------------------------------------------------------------------------------------------------------
31.2                        Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange
                            Act of 1934
--------------------------------------------------------------------------------------------------------------------------------
32.1                        Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange
                            Act of 1934
--------------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------------------
32.2                        Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange
                            Act of 1934
--------------------------------------------------------------------------------------------------------------------------------
99.1                        Senior Management Ethics Policy**
--------------------------------------------------------------------------------------------------------------------------------
                            * Incorporated into this Report by reference to the
                            Registrant's Registration Statement on Form 10 dated
                            November 15, 1999.
--------------------------------------------------------------------------------------------------------------------------------
                            ** Included in Form-10KSB filed April 15, 2005
--------------------------------------------------------------------------------------------------------------------------------

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and services billed by Grant Thornton LLP and Stonefield Josephson for the fiscal years ended December 31, 2004 and 2003:

                                          2004         2003
                                       ----------   ----------
Grant Thornton LLP
   Audit fees                          $   38,040   $  145,550
   Audit-Related Fees                       4,440        7,302
   Tax Fees                                10,890       14,039
                                       ----------   ----------
Total fees from Grant Thornton         $   54,370   $  166,891

Stonefield  Josephson LLP
   Audit fees                          $   90,000   $       --
   Audit-Related Fees                          --           --
   Tax Fees                                    --           --
                                       ----------   ----------
Total fees from Stonefield Josephson   $   90,000   $       --

Total fees                             $  144,370   $  166,891
                                       ==========   ==========


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

----------------------------------------------------------------------------------------------------------------------
Signature                                Title                                  Date
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
/s/ Jonathan Kahn                        Chief Executive Officer, President     4/21/05
-------------------------                and Director
(Jonathan Kahn)

----------------------------------------------------------------------------------------------------------------------
/s/ Darryl Lovato                        Chief Technology Officer and Director  4/21/05
-------------------------
(Darryl Lovato)

----------------------------------------------------------------------------------------------------------------------
/s/ Brad Peppard                         Director                               4/21/05
-------------------------
(Brad Peppard)
----------------------------------------------------------------------------------------------------------------------
/s/ David Schargel                       Director                               4/21/05
-------------------------
David Schargel

----------------------------------------------------------------------------------------------------------------------
/s/ Paul Goodman                         Director                               4/21/05
-------------------------
Paul Goodman

----------------------------------------------------------------------------------------------------------------------


EXHIBIT INDEX

------------------------------------------------------------------------------------------------------------------------------
Exhibit                     Contents
------------------------------------------------------------------------------------------------------------------------------
3.1                         Articles of Incorporation of the Registrant.*
------------------------------------------------------------------------------------------------------------------------------
3.2                         Certificate of Amendment to the Articles of Incorporation of the Registrant.*
------------------------------------------------------------------------------------------------------------------------------
3.3                         By-Laws of Registrant.*
------------------------------------------------------------------------------------------------------------------------------
4.1                         Sample Stock Certificate of the Registrant.*
------------------------------------------------------------------------------------------------------------------------------
21.1                        Subsidiaries of Registrant
------------------------------------------------------------------------------------------------------------------------------
23.1                        Consent of Grant Thornton LLP
------------------------------------------------------------------------------------------------------------------------------
23.2                        Consent of Stonefield Josephson
------------------------------------------------------------------------------------------------------------------------------
31.1                        Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities
                            Exchange Act of 1934
------------------------------------------------------------------------------------------------------------------------------
31.2                        Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities
                            Exchange Act of 1934

------------------------------------------------------------------------------------------------------------------------------
32.1                        Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities
                            Exchange Act of 1934
------------------------------------------------------------------------------------------------------------------------------
32.2                        Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities
                            Exchange Act of 1934
------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------
99.1                        Senior Management Ethics Policy**
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                            * Incorporated into this Report by reference to the
                            Registrant's Registration Statement on Form 10 dated
                            November 15, 1999.
------------------------------------------------------------------------------------------------------------------------------
                            ** Included in Form-10KSB filed April 15, 2005
------------------------------------------------------------------------------------------------------------------------------