Form 10QSB
period 2005-03-31
Monterey Bay Tech, Inc.
filed 2005-05-23
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2005

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

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2005: Common Stock: 11,019,266

                             MONTEREY BAY TECH, INC.
                                Table of Contents

PART I - FINANCIAL INFORMATION                                                     Page
Item 1.  Financial Statements (unaudited)                                           3
Condensed Balance Sheet as of March 31, 2005                                        3
Condensed Statements of Operations for the Three Months Ended March 31, 2005
     and 2004                                                                       4
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005
     and 2004                                                                       5
Notes to Condensed Financial Statements                                             6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     Of Operations                                                                 13
Item 3.  Controls and Procedures                                                   16

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                         17
Item 2.  Submission of Matters to a Vote of Security Holders                       17
Item 6.  Exhibits and Reports on Form 8-K                                          17
Signatures                                                                         18

Part 1
Item 1: Financial Statements

                             Monterey Bay Tech, Inc.
               (Formerly known as Aladdin Systems Holdings, Inc.)

                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2005

                        ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 1,558,991
  Notes receivable - IMSI current                              1,666,667
  Notes receivable - IMSI escrow note                            150,000
  Marketable securities                                        4,324,863
  Prepaid expenses                                                20,418
                                                             -----------
    Total current assets                                       7,720,939

Property and equipment, net                                       10,906

Notes receivable - IMSI long term                              1,265,019
Notes receivable - Legal settlement                              130,000
                                                             -----------

                             Total Assets                    $ 9,126,864
                                                             ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Related party note payable                                 $    55,062
  Other payable                                                   14,000
  Accounts payable                                                54,399
   Income tax payable                                             15,000
   Deferred tax liability                                      1,379,204
                                                             -----------
    Total current liabilities                                  1,517,665

Stockholders' Equity:
Preferred stock, $.001 par value:  1,000,000 shares
   authorized;  none issued and outstanding                           --
Common stock, $.001 par value: 50,000,000
   shares authorized;  11,019,266 issued and
   outstanding                                                    11,019
Paid-in capital                                                2,223,507
Retained earnings                                              5,374,673
                                                             -----------
                             Total Stockholders' Equity        7,609,199
                                                             -----------

      Total Liabilities and Stockholders' Equity             $ 9,126,864
                                                             ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                             Monterey Bay Tech, Inc.
                    (Formerly Aladdin Systems Holdings, Inc.)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                   2005               2004

Sales                                           $         --       $         --
Cost of sales                                             --                 --
                                                ------------       ------------

Gross profit                                              --                 --

Operating Expenses:
   General and administrative                        880,448            298,843
                                                ------------       ------------

Total operating expenses                             880,448            298,843
                                                ------------       ------------

Operating loss from continuing operations           (880,448)          (298,843)

Other Income (expense):
   Interest income                                    38,413                 --
   Other income - unrealized gain on
      marketable securities                        1,041,577                 --
   Other income - realized loss on sale of
      marketable securities                          (19,497)
   Interest expense                                   (2,745)            (2,337)
                                                ------------       ------------

Income (loss) from continuing
    operations before income taxes                   177,300           (301,180)

Income tax benefit                                   (45,893)        (1,588,564)
                                                ------------       ------------

Income from continuing operations                    223,193          1,287,384

Loss from operations of discontinued
   subsidiaries, net of income taxes                      --            (57,029)
                                                ------------       ------------

Net income                                      $    223,193       $  1,230,355
                                                ============       ============

Basic income per share:
    Income per share from continuing
        operations                              $       0.02       $       0.10
     Loss per share from discontinued
        operations                                        --                 --
     Net income per share                       $       0.02       $       0.10

Diluted income per share:
    Income per share from continuing
       operations                               $       0.02       $       0.10
    Loss per share from discontinued
       operations                                         --                 --

     Net income per share                       $       0.02       $       0.10

Shares used in computing basic income per
      share                                       11,019,266         12,230,272
                                                ============       ============
Shares used in computing diluted income
      per share                                   12,008,211         12,411,698
                                                ============       ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                             Monterey Bay Tech, Inc.
                    (Formerly Aladdin Systems Holdings, Inc.)

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                     Three months ended March 31,
                                                                        2005               2004
                                                                        ----               ----
Net cash provided by (used in) operating activities                 $   254,032       $   (30,302)

Cash flows from investing activities:

  Payment on notes receivable - IMSI                                    250,000
  Cash used by discontinued operations in investing activities               --           (19,523)
                                                                    -----------       -----------
         Net cash provided by (used in) investing activities            250,000           (19,523)

Cash flows from financing activities:
  Principal repayments on other payables                                (10,500)
  Repayments (borrowings) on related party notes payable                (55,000)          152,410
  Cash used by discontinued operations in financing
      activities                                                             --           (86,685)
                                                                    -----------       -----------
       Net cash (used in) provided by financing activities              (65,500)           65,725
                                                                    -----------       -----------

      Net increase in cash and cash equivalents                         438,532            15,900

Cash and cash equivalents at beginning of period                      1,120,459           461,580
                                                                    -----------       -----------

Cash and cash equivalents at end of period                          $ 1,558,991       $   477,480
                                                                    ===========       ===========

Other supplemental cash flow disclosures:
Cash paid during the period for:
      Interest                                                      $     2,745       $     4,346
                                                                    ===========       ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                             Monterey Bay Tech, Inc.
                    (Formerly Aladdin Systems Holdings, Inc.)

                     Notes to Condensed Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Monterey Bay Tech, Inc. (the "Company") (formerly Aladdin Systems Holdings, Inc.) as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, have been prepared from the records of the Company, but do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such unaudited information includes all adjustments (which include only normal recurring adjustments) necessary to make the financial statements not misleading. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 1 - Organization and Summary of Significant Accounting Policies

Monterey Bay Tech, Inc. (formerly, Aladdin Systems Holdings, Inc.) was formerly a technology holding company. Prior to April 2004, through two wholly-owned subsidiaries, Aladdin Systems, Inc. ("Aladdin Systems") and Aladdin Enterprise Solutions, Inc. ("Aladdin Enterprise"), the Company focused on providing software products that align people, business and technology and served the consumer, small business and corporate enterprise markets. In April 2004, the Company sold both of its operating subsidiaries, in two separate transactions.

On November 11, 2004, the Company completed the change of its corporate name from "Aladdin Systems Holdings, Inc." to "Monterey Bay Tech, Inc." (the "Company").

From April 2004 through May 2005, the Company has not had an operating business and its business plan has been to seek, investigate, and, if warranted, acquire an interest in a business opportunity.

Reverse Merger

On December 20, 2004, the Company signed a Letter of Intent to acquire SpaceLogic, Ltd., an Israeli corporation ("SpaceLogic "). SpaceLogic develops systems for US and international airports that unify baggage screening and secured baggage handling systems into a single integrated solution.

On February 17, 2005, the Company executed a Stock Purchase Agreement with SpaceLogic and its stockholders, pursuant to which the Company will purchase all of the issued and outstanding capital stock of SpaceLogic from its stockholders (the "SpaceLogic Transaction"). Pursuant to the Stock Purchase Agreement, the Company will acquire all of the issued and outstanding common stock of SpaceLogic for a total of 33,343,286 newly issued shares of the Company's common stock. As of the closing of the SpaceLogic Transaction, SpaceLogic will become a wholly-owned subsidiary of the Company and the current stockholders of SpaceLogic, as a group will become the majority stockholders of the Company and certain members of SpaceLogic will become the sole members of the board of directors of the Company, resulting in a change of control. As a result, the transaction will be accounted for as a reverse merge for accounting purposes in accordance with the SEC rules and regulations with the historical financial statements of SpaceLogic becoming the reporting financial statements of the Company in the future. In addition, at the Closing, the Company will also acquire the 15% interest in SecureLogic, Ltd., which is not already owned by SpaceLogic, in exchange for an additional 3,520,472 newly issued shares of the Company's common stock. In total, at the Closing, the Company will exchange a total of 36,863,758 newly issued shares of common stock to acquire SpaceLogic and its SecureLogic subsidiary.

In connection with the closing of the Transaction, the Company will amend its Articles of Incorporation to change the name of the Company to "SecureLogic Corp." and to increase the number of shares of common stock the Company is authorized to issue to 100,000,000, and to appoint four (4) new members to the Company's Board of Directors, to replace the current directors who will resign upon the closing of the SpaceLogic Transaction (collectively, the "Additional Actions").

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

On or about March 22, 2005, Stockholders who own in the aggregate 7,966,459 shares of the Company's Common Stock, representing approximately 72.3% of the Company's outstanding shares gave their written Consent to the SpaceLogic Transaction and each of the Additional Actions.

On April 5, 2005, the Company filed a Definitive Information Statement with the Securities and Exchange Commission pursuant to Section 14(c) of the Securities Exchange Act of 1934 which contains detailed information regarding SpaceLogic, its business and the terms and conditions of the SpaceLogic Transaction

On May 12, 2005, the acquisition of SpaceLogic was completed. A change of control of the Company is estimated to occur simultaneously with the filing of this quarterly report on Form 10-QSB. As a result, the historical financial statements of SpaceLogic will become the financial statements of the Company for all future filings with the Securities and Exchange Commission.

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

Short-term investments

Short-term investments consist of 3,089,188 shares of IMSI common stock obtained by the Company as part of the consideration received for the sale of Aladdin Systems, Inc. (see Note 2). These investments are held for the purpose of selling them in the near term and thus are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period classified as unrealized holding gains or losses in other income (expense) in the accompanying statement of operations. The Company owned 3,383,688 shares of IMSI stock at December 31, 2004 but during the three months ended March 31, 2005, the Company sold 294,500 shares and received net proceeds of $310,390, resulting in the Company recognizing a realized loss of $19,497 which has been recorded in the accompanying condensed statements of operations as of March 31, 2005.

The following table summarizes our short-term investments as of March 31, 2005:

                                                            Gross
                   Net Carrying      Gross Unrealized     Unrealized      Estimated Fair
                      Amount               Gains            Losses         Market Value
IMSI stock          $3,283,286          $1,041,577            --            $4,324,863

Cash and cash equivalents

Cash and cash equivalents include cash balances and highly liquid investments with an initial maturity of three months or less. At March 31, 2005 the Company had $655,403 in a working cash management account and $1,000,000 in an institutional money market fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with one financial institution. At times our investments with this institution may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limits. At March 31, 2005, the Company had approximately $1,455,000 in excess of such limits.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01 The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe that the adoption of this statement does not have a material effect on the Company's results of operation and financial position.

In December 2004, the FASB issued SFAS 123(R), "Share Based Payment," which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to the Company's employee stock option and employee stock purchase plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This may lead to substantial additional compensation expense. Note 4 entitled Stock-based Compensation included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three months ended March 31, 2005 and 2004.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which could have a material impact on our consolidated financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or is not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

As of March 31, 2005, although due, the Company had not received payment of the $550,000 principal due and interest thereon under the six-month secured promissory note and had not received the first payment due under the thirty-month promissory note. AMBO has informed the Company that it has been unable to secure the funding it initially expected and has requested extended terms on both notes. The Company has yet to provide AMBO with a notice of default of the notes and the associated security agreements and the Company is currently negotiating a forbearance of the payments under both notes.

In February 2005, the Company received $10,000 from AMBO, which was applied to interest on the notes. The Company is still uncertain about collecting the entire amount on the notes.

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

      (a)   The payment of $666,667 will now be on or before August 15, 2005

      (b) IMSI will amend the SB-2 Stock Registration Statement to extend the registration period to the end of June 2005.

Condensed financial information for these discontinued operations is summarized below for the three months ended March 31, 2004.

                                          March 31, 2004

Sales                                      $ 2,288,426
Costs and expenses                           2,366,134
                                           -----------

Loss from operations of
discontinued operations                        (77,708)

Other Income (expense):
Interest expense                                (2,009)
Other                                           22,688
                                           -----------

    Loss before income taxes                   (57,029)

    Income tax benefit                              --
                                           -----------

Loss from discontinued operations
                                           $   (57,029)
                                           ===========

For more information on this transaction, see Note 2 to the financial statements for the year ended December 31, 2004, included in the Company's filing on Form 10-KSB with the Securities and Exchange Commission filed on April 15, 2005, and Form 10-KSB/A filed on April 21, 2005.

Note 3 - Stockholders' Equity

         During 2004, the Company granted options to certain officers' to purchase 1,020,054 shares of common stock with an exercise price of $0.62 per share. As these grants were to replace previous options granted and cancelled, the Company is accounting for such option based on the variable accounting method as prescribed by APB 25 and FIN 44. As a result of an increase in the Company's stock price for the three months ended March 31, 2005, the Company has recorded stock based compensation expense of approximately $735,000 under general and administrative expenses in the accompanying condensed statement of operations for the period ended March 31, 2005.

Note 4 - Stock-Based Compensation

         The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, other than for the stock options that were modified as discussed in Note 3, no compensation expense has been recognized in the accompanying financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

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

         If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income (loss) and net earnings (loss) per share, basic and diluted, would have been as follows:

                                             March 31, 2005       March 31, 2004

Net income, as reported                         $223,193             $1,230,355
Add: Stock-based compensation,
  net of taxes, determined under
  the intrinsic value method                     734,439                     --
Less: Stock-based compensation,
   net of taxes, determined under
   the fair value method                         813,179                 62,972
                                                --------             ----------
Pro forma net income                            $144,453             $1,167,383

Basic net income per share
   As reported                                     $0.02                  $0.10
   Pro forma                                       $0.01                  $0.10

Diluted net income per share
   As reported                                     $0.02                  $0.10
   Pro forma                                       $0.01                  $0.09

Note 5 - Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible debt (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). A total of 957,300 shares issuable upon the exercise of stock options have been included in the diluted earnings per share calculation as of March 31, 2005. A total of 118,172 shares issuable upon the exercise of stock options have been included in the diluted earnings per share calculation as of March 31, 2004. In addition, shares of the Company's common stock issuable upon the conversion of convertible debt totaling 31,645 shares as of March 31, 2005 and 63,254 shares as of March 31, 2004 were included in the diluted earnings per share calculation.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and the diluted earnings per share:

                                                                          Three months ended March 31,
                                                                           2005                 2004
                                                                           ----                 ----
Net income                                                              $   223,193          $ 1,230,355

Weighted average number of common shares outstanding                     11,019,266           12,230,272
Incremental shares from the assumed exercise of dilutive stock
    options                                                                 957,300              118,172
Shares issuable upon the conversion of debt                                  31,645               63,254
                                                                        -----------          -----------
Dilutive potential common shares                                         12,008,211           12,411,698

Note 6 - Related Party Notes

As of March 31, 2005 the Company had one note payable to director in the amount of $55,062. This notes was payable on demand and interest was compounded daily and was payable monthly at an annual rate of 8.92% for two notes and 7% for one note. The demand note was convertible into common stock at the lesser of $1.74 per share or at the lowest price shares of common stock are sold. At March 31, 2005 the demand note payable was convertible at $1.74 per share. On April 30, 2005 the Company paid the balance of $55,062 on this demand note.

Note 7 - Income Taxes

Income tax expense (benefit) for the following periods consists of:

                                        Three months ended   Three months ended
                                          March 31, 2005        March 31, 2004
Current
   Federal                                 $        --           $        --
   State                                           400                    --
                                           -----------           -----------
Total current                                      400                    --

Deferred
    Federal                                    (36,539)           (1,005,574)
    State                                       (9,754)             (582,990)
                                           -----------           -----------
Total deferred                                 (46,293)           (1,588,564)

Total income tax provision                 $   (45,893)          $(1,588,564)
                                           ===========           ===========

Related to:
  Continuing operations                    $   (45,893)          $(1,588,564)
  Loss on discontinued operations                   --                    --
  Gain on sale of subsidiaries                      --                    --
                                           -----------           -----------
Total income tax provision                 $   (45,893)          $(1,588,564)
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

Results of Continuing Operations

The Company does not have any revenue generating operations.

Operating Expenses

General and administrative expenses consist primarily of professional services. For the three months ended March 31, 2005, general and administrative expenses were $880,448 compared to $298,843 for the period ended March 31, 2004. The expenses in the three months ended March 31, 2005 included $734,439 for the increase in the intrinsic value of stock options that are accounted for under the variable method pursuant to APB 25 and FIN 44. The expenses in the three months ended March 31, 2004 include one time legal expenses related to a trademark infringement lawsuit that was settled in June 2004.

Interest and Other Income

Interest income is comprised of interest earnings on cash and cash equivalents and note receivable. For the three months ended March 31, 2005, interest income was $38,413. No interest income was recorded from continued operations during the three months ended March 31, 2004, since all of the cash was held in one of the former subsidiaries, which was sold.

Gain (loss) on marketable securities

In the three-month period ended March 31, 2005, the unrealized gain on marketable securities was $1,041,577 and the realized loss on the sale of marketable securities as $19,497. Future amounts will depend on the market price of the investments held for trading. There were no such holdings of marketable securities for the period ended March 31, 2004.

Interest Expense

Interest expense consists of interest on the three demand notes that totaled $2,745 for the three-month period ended March 31, 2005. For the three-month period ended March 31, 2004, interest expense was $2,337. As of April 30, 2005, all demand notes were paid so there will be no future interest expense related to these notes.

Provision for Income Taxes

For the three months ended March 31, 2005, the Company recorded a tax benefit of $45,893. For the three months ended March 31, 2004, the Company recorded a tax benefit of $1,558,564.

Results of Discontinued Operations

The net income from discontinued operations, net of income taxes, for the three months ended March 31, 2005 was zero compared to a loss of $57,029 for the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and cash equivalents totaling $1,558,991 and notes or other receivables over the next 12 months in the amount of $1,816,667. In addition, the Company held 3,089,188 shares of International Microcomputer Software, Inc. ("IMSI") common stock, which at March 31, 2005, had a market value of $4,324,863. Management intends on transferring the IMSI stock to a liquidating trust for the benefit of the pre-closing stockholders of the Company.

During the three months ended March 31, 2005, net cash provided by operating activities was $254,032, mainly due to net income of $223,193, an unrealized gain on marketable securities of $1,041,577, a realized loss on the sale of marketable securities of $19,497, proceeds from the sale of marketable securities of $310,391, and a stock option expense of $734,439. During the three months ended March 31, 2004, net cash used in operating activities was $30,302 mainly due to income of $1,230,355, an income tax benefit of $1,588,564, depreciation and amortization of $145,968 and a net increase in operating assets and liabilities of $181,940.

Net cash provided by investing activities in the three months ended March 31, 2005 was $250,000 compared with $19,523 used in investing activities in the comparable period in 2003. During the three months ended March 31, 2005, the Company received $250,000 from the principal on notes receivable.

Net cash used in financing activities for the three months ended March 31, 2005 was $65,500 as compared with $65,725 provided by financing activities during the comparable period in 2004. During the three months ended March 31, 2005, the Company paid $55,000 of related party notes and during the three months ended March 31, 2004, the Company received $152,410 from related parties.

Over the next 12 months, our capital requirements will increase greatly due to the closing of the SpaceLogic Transaction, which occurred on May 12, 2005. Prior to this date, our fixed payment commitments were limited and included payments to our part-time employees, if any, and payments for legal and accounting professional services, as needed. Due to the closing of the SpaceLogic Transaction, our capital requirements will now include payroll for SpaceLogic's employees, office facilities and working capital. Based upon information provided to us by SpaceLogic's management, we believe that our current cash and payments receivable, together with the amount of $2,000,000 raised in a potential private placement of units of newly issued shares of our common stock and warrants with an exercise price of $1.50 per share to be sold at $0.45 per unit will be sufficient to meet our post-closing liquidity needs. Furthermore, in the event that holders of any of our outstanding options shall elect to exercise such options, the Company will receive additional amounts of cash which can be used for working capital purposes, although, the number of such options exercises, if any, the timing of any exercise, and the cash to be received by the Company cannot be predicted. Pursuant to our agreement with SpaceLogic, our IMSI common stock together with our interest in AMBO and the AMBO notes as well as certain other non material assets, will be distributed to a liquidating trust for the benefit of our pre-closing stockholders. Thus, such marketable securities and other assets will not be available to meet our capital requirements.

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

Critical Accounting Policies and Estimates

The preparation of condensed financial statements in conformity with the accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially form those estimates under different assumptions.

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

      o     Collectibility of notes receivable

      o     Fair value of marketable securities and realization of such amounts

      o     Fair value of stock based compensation

      o     Deferred taxes

Our 10-KSB report as of December 31, 2004 contains further discussions on our critical accounting policies and estimates.

We have no off-balance sheet arrangements.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Their evaluation considered the reduction in management and financial personnel after the sale of our operating subsidiaries in April 2004 and the corresponding reduction in procedures and controls. During this process, senior management identified a weakness in our internal controls in that there has been no segregation of accounting duties since the sale of our operating businesses in April 2004. Specifically, due to a lack of internal resources, our part time Chief Accounting Officer has made all accounting entries, reviewed the entries and reported on the results. Due to the Company having limited staff and a part-time Chief Financial Officer, this has led to material adjustments for the period ended March 31, 2005 to the accounting records and financial statements that were not initially identified by the Company's internal control over financial reporting. Management has determined this to be a material weakness in the Company's internal controls. Once this weakness was identified, management took corrective action in the form of revising our internal controls to require a second member of senior management to review, on a monthly basis, all financial statements in detail.

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

PART II

Item 1.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.

            31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

            31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

            32.1 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

            32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

         (b) Reports on Form 8-K

                  o Report on Form 8-K dated February 2, 2005 reporting a change in certifying accountants

                  o Report on Form 8-K dated February 23, 2005 reporting the Company's execution of the Stock Purchase Agreement with SpaceLogic, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY BAY TECH, INC.
(Registrant)

/s/ Jonathan Kahn                                                      5/23/05
----------------------------------
(Jonathan Kahn, Chief Executive Officer, President and Director)


/s/ Alexandra Gonzalez                                                 5/23/05
----------------------------------
(Alexandra Gonzalez, Chief Financial Officer, Secretary)