Form 10QSB
period 2005-06-30
SecureLogic Corp
filed 2005-08-15
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005.


|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____ .



                                SECURELOGIC CORP.

             (Exact name of registrant as specified in its charter)


                     NEVADA                                   77-0571784
(State or Other Jurisdiction of Incorporation or       (Employer Identification
                  Organization)                                 Number)

                                 40 WALL STREET
                                   58TH FLOOR
                            NEW YORK, NEW YORK 10005
              (Address of Principal Executive Offices and Zip Code)


                                 (866) 838-1102
                         (Registrants telephone number)


                             Monterey Bay Tech, Inc.
                               245 Westridge Drive
                              Watsonville, CA 95076
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES |X| NO |_|

Number of shares outstanding of each of the registrant's classes of common stock as of August 10, 2005: Common Stock: 55,606,331

                                SECURELOGIC CORP.
                                Table of Contents



PART I - FINANCIAL INFORMATION                              Page

Item 1.  Financial Statements (unaudited)
Condensed Balance Sheet as of June 30, 2005                   3
Condensed Statements of Operations for the
  Six Months Ended June 30, 2005 and 2004                     4
Statement of Stockholder's Equity                             5
Condensed Statements of Cash Flows for
  the Six Months Ended June 30, 2005 and 2004                 6
Notes to Condensed Financial Statements                      10
Item 2.  Management's Discussion and Analysis
 of Financial Condition and Results of Operations            17
Item 3.  Controls and Procedures                             21

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                   22
Item 6.  Exhibits and Reports on Form 8-K                    22
Signatures                                                   23

Part 1
Item 1: Financial Statements

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (U.S. dollars in thousands)


                                                      June 30,
                                                        2005
                                                    ------------
                                                      Unaudited
                                                    ------------
     ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                        $      2,739
   Deposits                                                  106
   Notes receivable                                        2,742
   Trade receivables                                          60
   Other accounts receivable and prepaid expenses            284
                                                    ------------

 Total current assets                                      5,931
                                                    ------------

LONG TERM RECEIVABLES                                          4
                                                    ------------

NOTES RECEIVABLE                                             130
                                                    ------------

 SEVERANCE PAY DEPOSIT                                       144
                                                    ------------

 PROPERTY AND EQUIPMENT, NET                                 203
                                                    ------------

 OTHER INTANGIBLE ASSETS, NET                              1,508
                                                    ------------

 Total assets                                       $      7,920
                                                    ============


The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (U.S. dollars in thousands, except share data)


                                                     June 30,
                                                       2005
                                                   ------------
                                                     Unaudited
                                                   ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Trade payables                                  $         81
   Other payables                                         1,270
   Deferred income taxes                                  1,379
                                                   ------------

 Total current liabilities                                2,730
                                                   ------------

 LONG TERM LOAN                                              14
                                                   ------------

ACCRUED SEVERANCE PAY                                       628
                                                   ------------

 STOCKHOLDERS' EQUITY
   Share capital:
     Common Stock of $ 0.001 par value -
       Authorized: 100,000,000 shares;
       Issued and outstanding: 55,606,331 shares             56
   Additional paid-in capital                             6,927
   Stock based compensation                                (104)
   Foreign currency translation adjustments                   1
   Accumulated deficit                                   (2,332)
                                                   ------------

 Total stockholders' equity                               4,548
                                                   ------------

 Total liabilities and stockholders' equity        $      7,920
                                                   ============


The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. dollars in thousands, except share and per share data)


                                                       Six months ended              Three months ended
                                                           June 30,                        June 30,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
                                                           Unaudited                     Unaudited
                                                          -----------                   -----------
 Revenues                                        $        558    $      2,456    $        182    $        500
 Cost of revenues                                         233           1,294              57             323
                                                 ------------    ------------    ------------    ------------

 Gross profit                                             325           1,162             125             178

 Operating expenses
   Research and development                               567             236             316              98
   Selling and marketing                                  504             289             175             145
   General and administrative                             448             320             259             176
   Acquisition expenses                                   214              --             214              --
                                                 ------------    ------------    ------------    ------------

 Total operating expenses                               1,733             845             964             419
                                                 ------------    ------------    ------------    ------------

 Operating income (loss)                               (1,408)            317            (839)           (242)
                                                 ------------    ------------    ------------    ------------

 Financial expenses, net                                  (73)            (11)            (33)             (5)
                                                 ------------    ------------    ------------    ------------

Income (loss) before taxes on income                   (1,481)            306            (872)           (247)

Taxes on income                                            11             143               6             (66)
                                                 ------------    ------------    ------------    ------------

 Net income (loss)                               $     (1,492)   $        163    $       (878)   $       (181)
                                                 ============    ============    ============    ============

 Basic and diluted net income (loss) per share   $      (0.06)   $       0.01    $      (0.02)   $      (0.02)
                                                 ============    ============    ============    ============

 Weighted average number of Common
  shares used in computing basic and diluted
  Net income (loss) per share                      23,238,692      11,019,267      35,323,839      11,019,267
                                                 ============    ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (U.S. dollars in thousands, except share data)

                                                Number of
                                                 common                                                      Accumulated
                                                 shares                       Additional      Deferred          other
                                                  $0.001       Share           paid-in       Stock-based    comprehensive
                                                par value      capital         capital       compensation       income
                                              ------------   ------------    ------------    ------------    ------------

 Balance as of January 1, 2005                  11,019,267   $         11   $        (11)   $         --    $        (61)

   Reverse Acquisition adjustments              31,589,700             32          3,178              --              --

   Shares issued during reverse acquisition
   to consultants, valued $2,236,360             4,969,691              5             (5)             --              --

   Issuance of ordinary shares                   4,517,706              5          2,045              --              --

   Issuance of shares in consideration
   of minority's shares in subsidiary            3,509,967              3          1,576              --              --

   Deferred stock-based compensation                    --             --            144            (144)             --

   Amortization of deferred stock-based
   compensation                                         --             --             --              40              --

   Foreign currency translation
   adjustments                                          --             --             --              --              62

   Net loss                                             --             --             --              --              --

Comprehensive loss                                      --             --             --              --              --
                                              ------------   ------------    ------------    ------------    ------------

 Balance as of June 30, 2005 (Unaudited)        55,606,331   $         56    $     6,927     $      (104)    $         1
                                              ============   ============    ============    ============    ============

                                                                                 Total
                                               Accumulated    Comprehensive   stockholders'
                                                 deficit          loss           equity
                                               ------------   ------------    ------------

 Balance as of January 1, 2005                $       (840)   $       (901)

   Reverse Acquisition adjustments                      --              --           3,210

   Shares issued during reverse acquisition
   to consultants, valued $2,236,360                    --              --              --

   Issuance of ordinary shares                          --              --           2,050

   Issuance of shares in consideration
   of minority's shares in subsidiary                   --              --           1,579

   Deferred stock-based compensation                    --              --              --

   Amortization of deferred stock-based
   compensation                                         --              --              40

   Foreign currency translation
   adjustments                                          --              62              62

   Net loss                                         (1,492)         (1,492)         (1,492)
                                                              ------------
Comprehensive loss                                      --    $     (1,430)             --
                                               ------------   ============    ------------

 Balance as of June 30, 2005 (Unaudited)      $     (2,332)                   $      4,548
                                              =============                   ============


The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)

                                                                           Six months ended
                                                                               June 30,
                                                                     ----------------------------
                                                                         2005            2004
                                                                     ------------    ------------
                                                                              Unaudited
                                                                           ----------------
Cash flows from operating activities:
Net loss                                                             $     (1,492)   $        163
Depreciation and amortization                                                 136              30
Accrued severance pay, net                                                    339               4
Decrease (increase) in trade receivables                                       79            (384)
Decrease (increase) in other accounts
  receivable and prepaid expenses                                            (187)             74
Decrease in inventories                                                        25             308
Loss from sale of equipment                                                    16              19
Decrease (increase) in long term receivables                                   (4)             50
Decrease in trade payables                                                   (165)           (424)
Increase (decrease) in other payables                                         135            (554)
                                                                     ------------    ------------
Net cash used in operating activities                                      (1,118)           (714)
                                                                     ------------    ------------

Cash flows from investing activities:
Purchase of property and equipment                                            (39)            (44)
Acquisition of a subsidiary in connection with reverse acquisition
  (Appendix A)                                                              1,738              --
Proceeds from sales of equipment                                               32              50
Short-term bank deposits, net                                                 111             419
                                                                     ------------    ------------
Net cash provided by investing activities                                   1,842             425
                                                                     ------------    ------------

Cash flows from financing activities:
Bridge loan receipt                                                           500              --
Repayment of short term credit                                               (505)            (16)
Long term loan                                                                 --              16
Issuance of common stock                                                    2,000              --
                                                                     ------------    ------------
Net cash provided by financing activities                                   1,995              --
                                                                     ------------    ------------

Effect of exchange rate changes on cash balance                                 2             (15)
                                                                     ------------    ------------
Net change in cash and cash equivalents                                     2,721            (304)
Cash and cash equivalents at the beginning
  of the period                                                                18             536
                                                                     ------------    ------------
Cash and cash equivalents at the end
  of the period                                                      $      2,739    $        232
                                                                     ============    ============

NON-CASH ACTIVITIES
Acquisition of intangible asset in connection with
   Reverse acquisition                                               $      1,579    $         --
                                                                     ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)



                                                                                Six months ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                              2005             2004
                                                                          ------------    ------------
                                                                                   Unaudited
                                                                                ------------------
Appendix A
Acquisition of a subsidiary in connection with reverse acquisition, net of cash acquired

Working capital- excluding cash                                           $     (1,342)   $         --
Long term notes receivable                                                        (130)             --
Issuance of shares in connection with reverse acquisition                        3,210              --
                                                                          ------------    ------------
                                                                          $      1,738    $         --
                                                                          ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)

NOTE 1       -BASIS OF PRESENTATION

               The accompanying condensed unaudited interim consolidated financial statements have been prepared by SecureLogic Corp. (formerly: Monterey Bay Tech, Inc.) (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of SpaceLogic Ltd for the year ended December 31, 2004 that are included in the Company's Form 8-K filed with the Securities and Exchange Commission on May 12, 2005 (see Note 3). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.

NOTE 2-       STOCK-BASED COMPENSATION

               The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

               Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for six months ended June 30, 2005: weighted-risk-free interest rate of 3.7%, with dividend yields of 0%, volatility factors of the expected market price of the Company's Common Stock of 120%, and a weighted-average expected life of the options of 3.5 years. During the six months ended June 30, 2004 the Company did not issue any options. Stock compensation, for pro forma purposes, is amortized over the vesting period.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
               (U.S. dollars in thousands, except per share data)

NOTE 2-       STOCK-BASED COMPENSATION (cont.)


               The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                        Six months ended              Three months ended
                                                             June 30,                      June 30,
                                                  ----------------------------   ----------------------------
                                                      2005            2004           2005             2004
                                                  ------------    ------------   ------------    ------------
                                                           Unaudited                     Unaudited
                                                          -----------                   -----------
Net income (loss), as reported                    $     (1,492)   $        163   $       (877)   $       (181)

Stock-based compensation determined
Under APB 25                                                40              --             40              --

Total stock-based compensation
 expense determined under fair value
 method for all awards                                    (185)             --           (185)             --
                                                  ------------    ------------   ------------    ------------

Pro forma net loss                                $     (1,637)   $        163   $     (1,022)   $       (181)
                                                  ============    ============   ============    ============

Basic and diluted net loss per share, as
 reported                                         $      (0.06)   $       0.01   $      (0.02)   $      (0.02)
                                                  ============    ============   ============    ============

Basic and diluted net loss per share, pro forma   $      (0.07)   $       0.01   $      (0.03)   $      (0.02)
                                                  ============    ============   ============    ============

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)

NOTE 3-       Reverse Acquisition

               On May 10, 2005, the Company amended its Articles of Incorporation to change its name from Monterey Bay Tech, Inc. to "SecureLogic Corp.".

               On May 12, 2005, pursuant to the terms of the Stock Purchase Agreement dated February 17, 2005 by and between the Company, SpaceLogic, Ltd., an Israeli corporation ("SpaceLogic") and the stockholders of SpaceLogic, the Company acquired all of issued and outstanding shares of SpaceLogic, in exchange for a total of 33,253,611 newly issued shares of the Company's common stock, which represented 59.8% of the Company's common shares.

               The acquisition was accounted for as a reverse acquisition. As the shareholders of SpaceLogic (as a group) received the largest ownership interest in the Company, SpaceLogic was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of SpaceLogic.

               In addition, on May 12, 2005, the Company also acquired the 15% interest in SecureLogic, Ltd., an Israeli corporation (a subsidiary of SpaceLogic), which was not already owned by SpaceLogic, in exchange for an additional 3,509,967 newly issued shares of the Company's common shares. The excess of the purchase price over the fair value of the net tangible assets acquired, in the amount of $1,579 thousand, has been allocated to technology asset and is being amortized over its estimated useful life, which is 3 years.

               On May 11, 2005, the Company issued 4,407,704 newly issued shares of common stocks and four-year warrants to purchase 4,407,704 shares of the Company's common stock at a price of $1.50 a share, to a total of nine accredited and/or sophisticated investors who paid, in the aggregate, a total of $2,000. In addition, the Company issued 3,305,780 shares to a consultant in connection with the reverse acquisition in consideration of financial advisory services provided in connection with the transaction and 1,663,933 shares paid to an Israeli consultant representing 5% of the consideration paid to the SpaceLogic stockholders as a finders fee.

               On February 2005, SpaceLogic, obtained a secured bridge loan of $500 from two of the investors mentioned above, bearing interest at a rate of 6% per annum and a commitment to issue 110,000 common shares of the Company. The bridge loan was secured by substantially all of SpaceLogic's assets, including its intellectual property. The bridge loan and the interest were paid back on May 12, 2005. In addition, on May 12, 2005 the Company issued 110,000 newly issued shares of common stock in accordance with the loan agreement to those two investors.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)

NOTE 4-Operating Segment Information

                                                   Segment information is summarized as follows:

                                                          Six months ended June 30, 2005
                                   --------------------------------------------------------------------------

                                      Baggage        Warehouse    Maintenance
                                     handling       management    services and
                                      systems    systems Software   support       Adjustments       Total
                                   ------------    -------------  ------------   ------------    ------------

                                                                   Unaudited
                                   --------------------------------------------------------------------------

Revenues from external customers   $        387    $         49   $        121   $         --    $        558
                                   ============    ============   ============   ============    ============
Operating income (loss)            $       (809)   $          3   $         61   $       (662)   $     (1,408)
                                   ============    ============   ============   ============    ============

                                                          Six months ended June 30, 2005
                                   --------------------------------------------------------------------------

                                      Baggage        Warehouse    Maintenance
                                     handling       management    services and
                                      systems    systems Software   support       Adjustments       Total
                                   ------------    -------------  ------------   ------------    ------------

                                                                   Unaudited
                                   --------------------------------------------------------------------------
Revenues from external customers   $      1,700   $        652   $        104   $         --    $      2,456
                                   ============   ============   ============   ============    ============
Operating income (loss)            $        548   $         37   $         52   $       (320)   $        317
                                   ============   ============   ============   ============    ============

                                                         Three months ended June 30, 2005
                                   --------------------------------------------------------------------------

                                      Baggage        Warehouse    Maintenance
                                     handling       management    services and
                                      systems    systems Software   support       Adjustments       Total
                                   ------------    -------------  ------------   ------------    ------------

                                                                   Unaudited
                                   --------------------------------------------------------------------------
Revenues from external customers   $         88    $         30   $         64   $         --    $        182
                                   ============    ============   ============   ============    ============
Operating income (loss)            $       (400)   $          2   $         32   $       (473)   $       (839)
                                   ============    ============   ============   ============    ============

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)

                                                         Three months ended June 30, 2005
                                   --------------------------------------------------------------------------

                                      Baggage        Warehouse    Maintenance
                                     handling       management    services and
                                      systems    systems Software   support       Adjustments       Total
                                   ------------    -------------  ------------   ------------    ------------

                                                                   Unaudited
                                   --------------------------------------------------------------------------
Revenues from external customers   $         44    $        406   $         50   $         --    $        500
                                   ============    ============   ============   ============    ============
Operating income (loss)            $       (114)   $         23   $         25   $       (176)   $       (242)
                                   ============    ============   ============   ============    ============

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Business

The Company is engaged in the business of developing and marketing systems that manage the movement of people and baggage through airports. Our systems integrate unique security methodologies with state-of-the-art screening and baggage handling technologies, providing a comprehensive baggage and passenger security screening solution. We also provide material handling solutions for both baggage handling and warehouse and distribution center operations.

Results of Operations - Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Revenues and Cost of Revenues

Total revenues for the six months ended June 30, 2005 decreased by 77% to $558,000 from $2,456,000 for the six months ended June 30, 2004. Total revenues for the three months ended June 30, 2005 decreased by 64% to $182,000 from $500,000 for the three months ended June 30, 2004. The primary reason for the decrease in revenues was the completion during 2004 of a long-term maintenance and integration services contract which expired in 2004, as well as, SpaceLogic's decision to focus on sales of its proprietary secure advanced baggage handling systems to United States airports versus the sale of maintenance and integration services to Israeli customers.

Cost of revenues for the six months ended June 30, 2005 decreased by 82% to $233,000 from $1,294,000 for the six months ended June 30, 2005. Cost of revenues for the three months ended June 30, 2005 decreased by 82% to $57,000 from $323,000 for the three months ended June 30, 2004. The decrease in cost of revenues in 2005 was primarily attributable to the decrease in revenue.

Gross profit decreased by 72% for the six months ended June 30, 2005 to $325,000 from $1,162,000 for the same period in 2004. For the three month period ended June 30, 2005, gross profit decreased by 30% to $125,000 when compared to gross profit of $178,000 for the three months ended June 30, 2004. The decrease in gross profit in 2005 was primarily attributable to the decrease in revenue. For the six months ended June 30, 2005, gross profits as a percentage of sales was 58% and for the comparable period in 2004 was 47%. This increase in our gross profit margin is due to a shifting of the Company's sales to its higher margin software products.

Operating Expenses

Operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses,(c) general and administrative expenses and (d) acquisition expenses. Operating expenses for the six months ended June 30, 2005 was $1,733,000 as compared to $845,000 for the similar period in 2004. For the three month period ended June 30, 2005, operating expenses were $964,000 as compared to $419,000 during the same period in 2004. The increase in operating expenses was primarily due to the accrual of additional non-cash severance expense in the amount of approximately $300,000 required by Israeli law, which expenses were associated with a change in May, 2005, in the method that compensation is paid to senior management.

Prior to the reverse acquisition transaction, senior management's compensation was paid as a combination of consulting fees and salaries. However, pursuant to new employment agreements with senior management executed in May, 2005, senior management's compensation is now paid all in the form of salary, requiring the higher non-cash accruals.

Research and Development

Research and development expenses for the six months ended June 30, 2005 increased by 140% to $567,000 from $236,000 for the six months ended June 30, 2004. Research and development expenses for the three months ended June 30, 2005 increased by 222% to $316,000 from $98,000 for the three months ended June 30, 2004. The increase in research and development expenses reflects the hiring of additional research and development employees as a result of the Company's decision to invest in new products related to its proprietary advanced security screening and baggage handling systems and the amortization of certain intangible assets.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2005 increased by 74% to $504,000 from $289,000 for the six months ended June 30, 2004. Sales and marketing expenses for the three months ended June 30, 2005 increased by 21% to $175,000 from $145,000 for the three months ended June 30, 2004. The increase in sales and marketing expenses during 2005 reflects company's decision to expand selling activities for its proprietary advanced security screening and baggage handling systems to United States based airports and reflects increases in salary and salary related costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2005 increased by 40% to $448,000 from $320,000 for the six months ended June 30, 2004. General and administrative expenses for the three months ended June 30, 2005 increased by 47% to $259,000 from $176,000 for the three months ended June 30, 2004. The increase in general and administrative expenses is attributable to increases in salary and salary related costs and to additional public company legal, audit and investor relations expenses.

Acquisition expenses

Acquisition expenses for the six and three months ended June 30, 2005 were $214,000. There were no acquisition expenses for the six and three months ended June 30, 2004.

Financial expenses

Financial expenses for the six months ended June 30, 2005 increased by 564% to $73,000 from $11,000 for the six months ended June 30, 2004. Financial expenses for the three months ended June 30, 2005 increased by 560% to $33,000 from $5,000 for the three months ended June 30, 2004. The increase in financial expenses in 2005 is attributable to financial expenses recorded due to a secured bridge note, taken in February 2005, from an affiliated party in the amount of $500,000, which was paid in full on May 12, 2005.

Provision for Income Taxes

Provision for income taxes for the six and three months ended June 30, 2005 were $11,000 and $6,000, respectively. For the six months ended June 30, 2004, the Company recorded a tax expense of $143,000. For the three months ended June 30, 2004, the Company recorded a tax benefit of $66,000.

Net Loss and Net Loss Per Share

For the three and six months ended June 30, 2005, we incurred a net loss of $1,492,000 ($0.06 per share) and $878,000 ($0.02 per share), respectively. This compares with a net profit for the six months ended June 30, 2004 of $163,000 ($0.01 per share) and a net loss for the three months ended June 30, 2004 of $181,000 ($0.02 per share). The increased net loss is primarily attributable to the decrease in revenues and to the increased operating expenses.

Liquidity and Capital Resources

As of June 30, 2005, total current assets were $5,808,000 and total current liabilities were $2,730,000. At June 30, 2005, we had a working capital surplus of $3,078,000 and an accumulated deficit of $2,332,000. At June 30, 2005, the Company had a cash balance of $2,739,000. The Company expects that its net working capital surplus will decrease as a result of increased US marketing efforts and increased research and development efforts.

Net cash used in operating activities during the six months ended June 30, 2005 was $1,118,000 as compared to $714,000 in the comparable period in 2004. This increase is primarily attributed to a net loss in first six months on 2005 as opposed to a net profit in 2004. Net cash provided by investment activities was $1,842,000 for the six months ended June 30, 2005 as compared to $425,000 for the comparable period in 2004. The primary reason for the increase in net cash provided by investment activities was the receipt of cash from a subsidiary in connection with our May, 2005 reverse acquisition. Net cash provided by financing activities for the six months ended June 30, 2005 was $1,995,000 as compared to $0 for the comparable period in 2004. The increase was a result of the issuance of common stock to investors who invested $2,000,000 into the Company in May, 2005.

The Company believes that its capital made available from the reverse acquisition transaction together with cash generated from operations will be sufficient to support its operations for the next 12 months. However, there can be no assurance that SecureLogic will not, as a result of either market conditions or management decisions, require significant amounts of additional capital in the foreseeable future. In such case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

o     Revenue recognition

o     Provision for warranties

o     Foreign currency conversion o Capitalized software costs

o     Stock based compensation

o     Reverse acquisition accounting

Our audited financial statements as of December 31, 2004 contain further discussions on our critical accounting policies and estimates.

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

Risks and Uncertainties

The Company's risks and uncertainties include, but are not limited to:

o Adverse changes in general economic conditions in any of the countries in which we do business, including the U.S., Israel, Europe and other geographic areas
o Products and product upgrades may not be released on a timely basis due to technological difficulties
o Products and product upgrades may not achieve market acceptance within the desired markets
o     Dependency on governmental contracts and governmental funding cycles.

o     Corporate reductions in information technology spending
o     Difficulties in transitions to new markets
o     Introduction of products by competitors
o Lack of growth in worldwide personal computer sales and downward sales pricing pressures
o     Litigation
o     Lack of employment agreements for key personnel

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


Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of June 30, 005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Limitations on the Effectiveness of Internal Controls

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


PART II

Item 1.  Legal Proceedings

The Company's SpaceLogic, Ltd. subsidiary has brought an action against a former joint venture partner for breach of contract in the United States District Court for the Eastern District of New York, entitled "SpaceLogic Ltd. v. Vinci Airports US, Inc. 02 Civ. 3957 (JS) (ARL)". The action seeks damages against Vinci Airports US, Inc. in an amount in excess of $50 million for breach of a joint venture agreement between the parties. The defendant has filed a counterclaim against the SpaceLogic in the amount of $418,000 for alleged breach of the same agreement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.

            31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

            31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

            32.1 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

            32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934


(b)   Reports on Form 8-K

            o Report on Form 8-K dated May 19, 2005 reporting the acquisition of SpaceLogic, Ltd.

            o Report on Form 8-K dated June 22, 2005 reporting the Company's presentations to investor groups


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SECURELOGIC CORP.
(Registrant)


/s/ Gary Koren                                                         8/15/05
-----------------------------------
(Gary Koren, Chief Executive Officer, President and Director)


/s/ Tomer Nahum                                                        8/15/05
-----------------------------------
(Tomer Nahum, Chief Financial Officer)