Form 10QSB
period 2005-09-30
SecureLogic Corp
filed 2005-11-14
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the quarterly period ended September 30, 2005.

      [ ] Transition report pursuant to section 13 or 15(d) of the Securities

            Exchange Act of 1934. For the transition period from ____ to ____ .



                                SECURELOGIC CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                         77-0571784
(State or Other Jurisdiction of                 (Employer Identification Number)
Incorporation or Organization)

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Number of shares outstanding of each of the registrant's classes of common stock as of November 10, 2005: Common Stock: 55,606,331

                                SECURELOGIC CORP.
                                Table of Contents



PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements (unaudited)                                    3
         Condensed Consolidated Balance Sheet as of September 30, 2005       3
         Condensed Consolidated Statements of Operations for the Nine Months
            Ended September 30, 2005 and 2004                                5
         Statement of Stockholder's Equity                                   7
         Condensed Statements of Cash Flows for the None Months
            Ended September 30, 2005 and 2004                                8
         Notes to Condensed Consolidated Financial Statements               10
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                17
Item 3.  Controls and Procedures                                            23

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                  25
Item 6.  Exhibits and Reports on Form 8-K                                   25
Signatures                                                                  25

Part 1
Item 1: Financial Statements

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (U.S. dollars in thousands)


                                                                   September 30,
                                                                       2005
                                                                   -------------
                                                                     Unaudited
                                                                   -------------
    ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                              $4,852
   Deposits                                                                   96
   Notes receivable                                                         --
   Trade receivables                                                          45
   Other accounts receivable and prepaid expenses                            204
                                                                   -------------
 Total current assets                                                      5,197
                                                                   -------------
LONG TERM RECEIVABLES                                                          4
                                                                   -------------
NOTES RECEIVABLE                                                             130
                                                                   -------------
 SEVERANCE PAY DEPOSIT                                                       142
                                                                   -------------
 PROPERTY AND EQUIPMENT, NET                                                 217
                                                                   -------------
 OTHER INTANGIBLE ASSETS, NET                                              1,376
                                                                   -------------
 Total assets                                                             $7,066
                                                                   =============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (U.S. dollars in thousands, except share data)


                                                                   September 30,
                                                                        2005
                                                                   -------------
                                                                     Unaudited
                                                                   -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Trade payables                                                       $   990
   Other payables                                                           360
   Deferred income taxes                                                  1,379
                                                                   -------------
 Total current liabilities                                                2,729
                                                                   -------------
 LONG TERM LOAN                                                              13
                                                                   -------------
ACCRUED SEVERANCE PAY                                                       627
                                                                   -------------
 STOCKHOLDERS' EQUITY
   Share capital:
     Common Stock of $ 0.001 par value -
       Authorized: 100,000,000 shares;
       Issued and outstanding: 55,606,331 shares                             56
   Additional paid-in capital                                             6,797
   Stock based compensation                                                 (10)
   Foreign currency translation adjustments                                   7
   Accumulated deficit                                                   (3,153)
                                                                   -------------
 Total stockholders' equity                                               3,697
                                                                   -------------
 Total liabilities and stockholders' equity                             $ 7,066
                                                                   =============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. dollars in thousands, except share and per share data)


                                                       Nine months ended                   Three months ended
                                                 ------------------------------      ------------------------------
                                                         September 30,                         September 30,
                                                 ------------------------------      ------------------------------
                                                     2005              2004             2005               2004
                                                 ------------      ------------      ------------      ------------
                                                           Unaudited                            Unaudited
                                                        --------------                        --------------
 Revenues                                        $        664      $      2,731      $        106      $        275
 Cost of revenues                                         314             1,465                81               171

 Gross profit                                             350             1,266                25               104

 Operating expenses
   Research and development                             1,001               335               434                99
   Selling and marketing                                  692               419               188               130
   General and administrative                             699               463               251               142
   Acquisition expenses                                   214              --                --                --

 Total operating expenses                               2,606             1,217               873               371

 Operating income (loss)                               (2,256)               49              (848)             (267)

 Financial income (expenses), net                         (40)              (11)               33              --

Income (loss) before taxes on income                   (2,296)               38              (815)             (267)

Taxes on income                                           (17)              (64)               (6)               78

 Net loss                                        $     (2,313)     $        (26)     $       (821)     $       (189)

 Basic and diluted net loss per share            $     (0.068)     $     (0.002)     $     (0.015)     $     (0.017)

 Weighted average number of Common
  shares used in computing basic and diluted
  Net loss per share                               34,047,750        11,019,266        55,606,331        11,019,266


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (U.S. dollars in thousands, except share data)


                                                Number of
                                                  common
                                                  shares                      Additional      Deferred
                                                  $0.001          Share         paid-in      Stock-based
                                                par value        capital       capital      compensation
                                               -----------     ----------     ----------    ------------
 Balance as of January 1, 2005                  11,019,267     $       11     $      (11)     $     --

   Reverse Acquisition adjustments              31,589,700             32          3,178            --

   Shares issued during reverse acquisition
     to consultants, valued $2,236,360           4,969,691              5             (5)           --

   Issuance of ordinary shares                   4,517,706              5          2,045            --

   Issuance of shares in consideration
     of minority's shares in subsidiary          3,509,967              3          1,576            --

   Deferred stock-based compensation                  --             --              144            (144)

   Cancellation of deferred stock-based
     compensation                                     --             --             (130)            130

   Amortization of deferred stock-based
     compensation                                     --             --             --                 4

   Foreign currency translation
     adjustments                                      --             --             --              --

   Net loss                                           --             --             --              --

Comprehensive loss                                    --             --             --              --

                                               -----------     ----------     ----------    ------------
Balance as of September 30, 2005 (Unaudited)    55,606,331     $       56     $   6, 797      $      (10)
                                               ===========     ==========     ==========    ============

                                                  Accumulated
                                                     other                                            Total
                                                 comprehensive      Accumulated   Comprehensive   stockholders'
                                                    income           deficit          loss           equity
                                                 -------------    -------------   -------------   ------------
 Balance as of January 1, 2005                    $      (61)     $     (840)                     $     (901)

   Reverse Acquisition adjustments                      --              --              --             3,210

   Shares issued during reverse acquisition
     to consultants, valued $2,236,360                  --              --              --              --

   Issuance of ordinary shares                          --              --              --             2,050

   Issuance of shares in consideration
     of minority's shares in subsidiary                 --              --              --             1,579

   Deferred stock-based compensation                    --              --              --              --

   Cancellation of deferred stock-based
     compensation                                       --              --              --              --

   Amortization of deferred stock-based
     compensation                                       --              --              --                 4

   Foreign currency translation
     adjustments                                          68            --                68              68

   Net loss                                             --            (2,313)         (2,313)         (2,313)
                                                                                  -------------
Comprehensive loss                                      --              --        $   (2,251)           --
                                                                                  =============
                                                 -------------    -------------                   ------------
Balance as of September 30, 2005 (Unaudited)      $        7      $   (3,153)                     $    3,697
                                                 =============    =============                   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)

                                                                         Nine months ended
                                                                           September 30,
                                                                       ---------------------
                                                                         2005         2004
                                                                       --------     --------
                                                                             Unaudited
                                                                            -----------
Cash flows from operating activities:
Net loss                                                               $(2,313)     $   (26)
Depreciation and amortization                                              245           30
Accrued severance pay, net                                                 339            6
Loss from sale of equipment                                                  4           30
Decrease in trade receivables                                               98          122
Decrease (increase) in other accounts
  receivable and prepaid expenses                                          (98)          73
Decrease in inventories                                                     35           80
Decrease (increase) in long term receivables                                (4)          49
Increase (decrease) in trade payables                                      116         (319)
Decrease in other payables                                                (140)        (768)
                                                                       --------     --------
Net cash used operating activities                                      (1,718)        (723)
                                                                       --------     --------
Cash flows from investing activities:
Purchase of property and equipment                                         (44)         (44)
Acquisition of a subsidiary in connection with reverse acquisition
  (Appendix A)                                                           1,738         --
Repayment of notes receivables                                           2,741         --
Proceeds from sales of equipment                                             7           50
Short-term bank deposits, net                                              120          292
                                                                       --------     --------
Net cash provided by investing activities                                4,562          298
                                                                       --------     --------
Cash flows from financing activities:
Repayment of short term credit                                              (5)         (15)
Long term loan                                                            --             12
Issuance of common stock                                                 2,000         --
                                                                       --------     --------
Net cash provided by (used in) financing activities                      1,995           (3)
                                                                       --------     --------
Effect of exchange rate changes on cash balance                             (5)         (17)
                                                                       --------     --------
Net change in cash and cash equivalents                                  4,834         (445)

Cash and cash equivalents at the beginning
  of the period                                                             18          536
                                                                       --------     --------
Cash and cash equivalents at the end
  of the period                                                          4,852      $    91
                                                                       ========     ========
NON-CASH ACTIVITIES
Acquisition of intangible asset in connection with
   Reverse acquisition                                                   1,579         --
                                                                       ========     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)


                                                                               Nine months ended
                                                                                 September 30,
                                                                            -----------------------
                                                                              2005          2004
                                                                            --------     ----------
                                                                                  Unaudited
                                                                                  ---------
Appendix A
Acquisition of a subsidiary in connection with reverse
  acquisition, net of cash acquired                                         $(1,342)     $   --

Working capital- excluding cash
Long term notes receivable                                                     (130)         --
Issuance of shares in connection with reverse acquisition                     3,210          --
                                                                            --------     ----------
                                                                            $ 1,738      $   --
                                                                            ========     ==========




















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed unaudited interim consolidated financial statements have been prepared by SecureLogic Corp. (formerly:
         Monterey Bay Tech, Inc.) (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of SpaceLogic Ltd for the year ended December 31, 2004 that are included in the Company's Form 8-K filed with the Securities and Exchange Commission on May 12, 2005 (see Note 3). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.


NOTE 2 - STOCK-BASED COMPENSATION

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

         Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for nine months ended September 30, 2005: weighted-risk-free interest rate of 3.05%, with dividend yields of 0%, volatility factors of the expected market price of the Company's Common Stock of 120%, and a weighted-average expected life of the options of 3 years. During the nine months ended September 30, 2004 the Company did not issue any options. Stock compensation, for pro forma purposes, is amortized over the vesting period.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
               (U.S. dollars in thousands, except per share data)

NOTE 2 - STOCK-BASED COMPENSATION (cont.)

         The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                      Nine months ended         Three months ended
                                                    --------------------      ----------------------
                                                        September 30,             September 30,
                                                      2005         2004         2005          2004
                                                    --------     -------      -------      ---------
                                                           Unaudited                Unaudited
                                                           ---------                ---------
Net loss, as reported                               $(2,313)     $   (26)     $  (821)     $   (189)

Stock-based compensation determined
Under APB 25                                              4         --            (36)         --

Total stock-based compensation
 expense determined under fair value
 method for all awards                                 (375)        --           (190)         --
                                                    --------     -------      -------      ---------
Pro forma net loss                                  $(2,684)     $   (26)     $(1,047)     $   (189)
                                                    ========     =======      =======      =========
Basic and diluted net loss per share, as
 reported                                           $(0.068)     $(0.002)     $(0.015)     $ (0.017)
                                                    ========     =======      =======      =========
Basic and diluted net loss per share, pro forma     $(0.079)     $(0.002)     $(0.019)     $ (0.017)
                                                    ========     =======      =======      =========

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)

NOTE 3 - Reverse Acquisition

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

         On May 11, 2005, the Company issued 4,407,704 newly issued shares of common stocks and four-year warrants to purchase 4,407,704 shares of the Company's common stock at a price of $1.50 a share, to a total of nine accredited and/or sophisticated investors who paid, in the aggregate, a total of $2,000. In addition, the Company issued 3,305,780 shares to consultants in connection with the reverse acquisition in consideration of financial advisory services provided in connection with the transaction and 1,663,933 shares paid to an Israeli consultant representing 5% of the consideration paid to the SpaceLogic stockholders as a finders fees.

         On February 2005, SpaceLogic, obtained a secured bridge loan of $500 from two of the investors mentioned aforementioned, bearing interest at a rate of 6% per annum and a commitment to issue 110,000 common shares of the Company. The bridge loan was secured by substantially all of SpaceLogic's assets, including its intellectual property. The bridge loan and the interest were paid back on May 12, 2005. In addition, on May 12, 2005 the Company issued 110,000 newly issued shares of common stock in accordance with the loan agreement to those two investors.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)

NOTE 4-Operating Segment Information

                                                               Segment information is summarized as follows:

                                                                     Nine months ended September 30, 2005
                                                --------------------------------------------------------------------------------
                                                                 Warehouse
                                                Baggage         management        Maintenance
                                                handling        Systems and      services and
                                                systems          Software           support        Adjustments          Total
                                                ---------       -----------      -------------     -----------     -------------
                                                                                   Unaudited
                                                --------------------------------------------------------------------------------
         Revenues from external customers       $     404           $    73           $   187         $     -          $    664
                                                ==========          ========         =========      ==========        ==========
         Operating loss                         $  (1,094)          $  (251)          $     1         $  (913)         $ (2,257)
                                                ==========          ========         =========      ==========        ==========


                                                                     Nine months ended September 30, 2004
                                                --------------------------------------------------------------------------------
                                                                 Warehouse
                                                Baggage         management        Maintenance
                                                handling        Systems and      services and
                                                systems          Software           support        Adjustments          Total
                                                ---------       -----------      -------------     -----------     -------------
                                                                                   Unaudited
                                                --------------------------------------------------------------------------------
         Revenues from external customers       $  1,878            $  681            $   172         $     -          $  2,731
                                                ==========          ========         =========      ==========        ==========
         Operating income (loss)                $    387            $   39            $    86         $  (463)         $     49
                                                ==========          ========         =========      ==========        ==========


                                                                     Three months ended September 30, 2005
                                                --------------------------------------------------------------------------------
                                                                 Warehouse
                                                Baggage         management        Maintenance
                                                handling        Systems and      services and
                                                systems          Software           support        Adjustments          Total
                                                ---------       -----------      -------------     -----------     -------------
                                                                                   Unaudited
                                                --------------------------------------------------------------------------------
         Revenues from external customers       $    20            $   24             $   62          $    -            $   106
                                                ==========          ========         =========      ==========        ==========
         Operating loss                         $  (285)           $ (253)            $  (60)         $  (251)          $  (849)
                                                ==========          ========         =========      ==========        ==========


                                                                     Three months ended September 30, 2004
                                                --------------------------------------------------------------------------------
                                                                 Warehouse
                                                Baggage         management        Maintenance
                                                handling        Systems and      services and
                                                systems          Software           support        Adjustments          Total
                                                ---------       -----------      -------------     -----------     -------------
                                                                                   Unaudited
                                                --------------------------------------------------------------------------------
         Revenues from external customers       $   178            $   29             $   68         $     -            $   275
                                                ==========          ========         =========      ==========        ==========
         Operating income (loss)                $  (161)           $    2             $   34         $   (142)          $  (267)
                                                ==========          ========         =========      ==========        ==========

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


Results of Operations - Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues, Cost of Revenues and Gross Profit

Total revenues for the three months ended September 30, 2005 decreased by 61% to $106,000 from $275,000 for the three months ended September 30, 2004. The primary reason for the decrease in revenues was the completion during 2004 of a long-term maintenance and integration services contract which expired in 2004, as well as, the Company's decision to focus on sales of its proprietary secure advanced baggage handling systems to United States airports versus the sale of maintenance and integration services to Israeli customers.

Cost of revenues for the three months ended September 30, 2005 decreased by 53% to $81,000 from $171,000 for the three months ended September 30, 2004. The decrease in cost of revenues in 2005 was primarily attributable to the decrease in revenue.

Gross profit decreased by 76% for the three months ended September 30, 2005 to $25,000 from $104,000 for the same period in 2004. The decrease in gross profit in 2005 was primarily attributable to the decrease in revenue. For the three months ended September 30, 2005, gross profit as a percentage of sales was 23%, whereas for the comparable period in 2004 it was 38%. This decrease in our gross profit margin is due to a decrease in revenues while fixed expenses remained approximately constant.

Operating Expenses

Operating expenses consist of (a) research and development expenses. Operating expenses for the three months ended September 30, 2005 were $873,000 as compared to $371,000 for the similar period in 2004. Operating expenses as a percentage of revenue increased from 135% in 2004 to 824% in 2005 reflecting the Company's decision to invest in its proprietary advanced security screening and baggage handling products by increasing operating expenses, despite a lower revenue base. Set forth below are the details related to the components categories of operating expenses.

Research and Development

Research and development expense for the three months ended September 30, 2005 increased by 338% to $434,000 from $99,000 for the three months ended September 30, 2004. Research and development expenses as a percentage of revenue increased from 36% in 2004 to 409% in 2005. The increase in research and development expenses reflects the hiring of additional research and development employees as a result of the Company's decision to invest in new products related to its proprietary advanced security screening and baggage handling systems, increases in salary and salary related costs and the amortization of certain intangible assets in connection with our May, 2005 the Reverse acquisition.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2005 increased by 45% to $188,000 from $130,000 for the three months ended September 30, 2004. Sales and marketing expense as a percentage of revenue increased from 47% in 2004 to 177% in 2005. The increase in sales and marketing expenses during 2005 reflects the Company's decision to expand selling activities for its proprietary advanced security screening and baggage handling systems airports in the United States and reflects increases in salary and salary related costs.

General and Administrative

General and administrative expense for the three months ended September 30, 2005 increased by 77% to $251,000 from $142,000 for the three months ended September 30, 2004. General and administrative expense as a percentage of revenue increased from 52% in 2004 to 237% in 2005. The increase in general and administrative expenses is attributable to increases in salary and salary related costs and to additional public company legal, audit and investor relations expenses.

Acquisition Expenses

There were no acquisition expenses for the three months ended September 30, 2005 and none for the three months ended September 30, 2004.

Operating Income

Operating loss increased to a loss of $848,000 for three months ended September 30, 2005 as compared to a loss of $267,000 for the three months ended September 30, 2004, an increase of $581,000. This increase is a result of the Company's decision to focus on development and sales of its proprietary secure advanced baggage handling systems and as a result of the reduced revenues.

Financial Income

Financial income for the three months ended September 30, 2005 was $33,000. There was no financial income for the three months ended September 30, 2004.

Provision for Income Taxes

Taxes on income for the three months ended September
30, 2005 were $6,000. For the three months ended September 30, 2004, the Company recorded a tax benefit of $78,000.

Net Loss and Net Loss Per Share

Net loss for the three months ended September 30, 2005 was $821,000 ($0.015 per share) as compared to a net loss of $189,000 ($0.017 per share) for the three months ended September 30, 2004, a decrease of $632,000. This decrease is due to the factors discussed above.

Results of Operations - Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues and Cost of Revenues

Total revenues for the nine months ended September 30, 2005 decreased by 76% to $664,000 from $2,731,000 for the nine months ended September 30, 2004. The primary reason for the decrease in revenues was the completion during 2004 of a long-term maintenance and integration services contract which was completed in 2004, as well as, the Company's decision to focus on sales of its proprietary secure advanced security screening and baggage handling systems to United States airports versus the sale of maintenance and integration services to Israeli customers.

Cost of revenues for the nine months ended September 30, 2005 decreased by 79% to $314,000 from $1,465,000 for the nine months ended September 30, 2004. The decrease in cost of revenues in 2005 was primarily attributable to the decrease in revenue.

Gross profit decreased by 72% for the nine months ended September 30, 2005 to $350,000 from $1,266,000 for the same period in 2004. The decrease in gross profit in 2005 was primarily attributable to the decrease in revenue. For the nine months ended September 30, 2005, gross profit as a percentage of sales was 53% and for the comparable period in 2004 it was 46%. This increase in our gross profit margin is due to a higher margin of a baggage handling system project performed in the first quarter of 2005.

Operating Expenses

Operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses, (c) general and administrative expenses and (d) acquisition expenses. Operating expenses for the nine months ended September 30, 2005 were $2,606,000 as compared to $1,217,000 for the similar period in 2004. Operating expenses as a percentage of revenue increased from 45% in 2004 to 393% in 2005. The increase in operating expenses was primarily due to: (i) accrual of additional non-cash severance expense in the amount of approximately $300,000 required by Israeli law, which expenses were associated with a change in January, 2005, in the method used to pay to senior management (which prior to the reverse acquisition transaction, was paid as a combination of consulting fees and salaries and after January, 2005, in the form of salary, requiring the higher non-cash severance accruals, (ii) acquisition expenses in the amount of $214,000, and (iii) amortization of certain intangible assets in connection with the Company's May, 2005 Reverse acquisition in the amount of $203,000. Set forth below are the details related to the components categories of operating expenses.

Research and Development

Research and development expense for the nine months ended September 30, 2005 increased by 199% to $1,001,000 from $335,000 for the nine months ended September 30, 2004. Research and development expense as a percentage of revenue increased from 12% in 2004 to 151% in 2005. The increase in research and development expenses reflects the hiring of additional research and development employees as a result of the Company's decision to invest in new products related to its proprietary advanced security screening and baggage handling systems, increases in salary and salary related costs and the amortization of certain intangible assets in connection with the Reverse acquisition.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2005 increased by 65% to $692,000 from $419,000 for the nine months ended September 30, 2004. Sales and marketing expense as a percentage of revenue increased from 15% in 2004 to 104% in 2005. The increase in sales and marketing expenses during 2005 reflects the Company's decision to expand selling activities for its proprietary advanced security screening and baggage handling systems to airports in the United States and reflects increases in salary and salary related costs.

General and Administrative

General and administrative expense for the nine months ended September 30, 2005 increased by 51% to $699,000 from $463,000 for the nine months ended September 30, 2004. General and administrative expense as a percentage of revenue increased from 17% in 2004 to 104% in 2005. The increase in general and administrative expenses is attributable mainly, to increases in salary and salary related costs and to additional public company legal, audit and investor relations expenses.

Acquisition Expenses

Acquisition expenses for the nine months ended September 30, 2005 were $214,000. There were no acquisition expenses for the nine months ended September 30, 2004.

Operating Loss

Operating loss decreased to a loss of $2,256,000 for nine months ended September 30, 2005 as compared to a profit of $49,000 for the nine months ended September 30, 2004, a decrease of $2,305,000. This decrease is a result of the Company's decision to focus on development and sales of its proprietary secure advanced security screening and baggage handling systems and to the completion during 2004 of a long-term maintenance and integration services contract, which was completed in 2004.

Financial Expenses

Financial expenses for the nine months ended September 30, 2005 increased by 264% to $40,000 from $11,000 for the nine months ended September 30, 2004. The increase in financial expenses in 2005 is attributable to financial expenses recorded due to a secured bridge note, taken in February 2005, from an affiliated party in the amount of $500,000, which was paid in full on May 12, 2005.

Provision for Income Taxes

Taxes on income for the nine months ended September 30, 2005 decreased by 73% to $17,000 from $64,000 for the nine months ended September 30, 2004.

Net Loss and Net Loss Per Share

Net loss for the nine months ended September 30, 2005 was $2,313,000 ($0.068 per share) as compared to a net loss of $26,000 ($0.002 per share) for the nine months ended September 30, 2004, a decrease of $2,287,000. This decrease is due to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2005, total current assets were $5,197,000 and total current liabilities were $2,729,000. On September 30, 2005, we had a working capital surplus of $2,468,000 and an accumulated deficit of $3,153,000. On September 30, 2005, the Company had a cash balance of $4,852,000. The Company expects that its net working capital surplus will decrease as a result of increased US marketing efforts and increased research and development efforts.

Net cash used in operating activities during the nine months ended September 30, 2005 was $1,718,000 as compared to net cash used in operating activities of $723,000 in the comparable period in 2004. The major effect on operating cash flows for the period relatively to the prior period was a net loss of $2,313,000 relative to a net loss of $26,000, partly offset by accrued severance pay, net of $339,000 in 2005 relative to $6,000 in 2004, and depreciation and amortization of $245,000 in 2005 relative to $30,000 in 2004.

Net cash provided by investment activities was $4,562,000 for the nine months ended September 30, 2005 as compared to $298,000 for the comparable period in 2004. The primary reasons for the increase in net cash provided by investment activities were: (i) the receipt of cash from a subsidiary in connection with our May, 2005 reverse acquisition in the amount of $1,738,000 (ii) repayment of notes receivables in the amount of $2,741,000.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $1,995,000 as compared to $3,000 for the comparable period in 2004. The increase was a result of the sale of common stock in a private placement to investors who invested $2,000,000 in May 2005.

The Company believes that its capital made available from the reverse acquisition transaction together with cash generated from operations will be sufficient to support its operations for the next 12 months. However, there can be no assurance that the Company will not, as a result of market conditions, management decisions or the inability of the Company to realize anticipated sales, require significant amounts of additional capital in the foreseeable future. In such case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


SECURELOGIC CORP.
(Registrant)


/s/ Gary Koren                                                November 10, 2005
---------------------------------------
(Gary Koren, Chief Executive Officer,
President and Director)


/s/ Tomer Nahum                                                November 10, 2005
---------------------------------------
(Tomer Nahum, Chief Financial Officer)