Form 10KSB
period 2005-12-31
SecureLogic Corp
filed 2006-04-14
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB



         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

                                   ----------

                                SECURELOGIC CORP.
             (Exact name of registrant as specified in its charter)


             NEVADA                                  77-0571784
 (State or Other Jurisdiction of        I.R.S. Employer Identification Number
  Incorporation or Organization)



                                 40 WALL STREET
                                   58TH FLOOR
                            NEW YORK, NEW YORK 10005
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (866) 838-1102



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


Issuer's revenues for its most recent fiscal year: $807,000.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 3, 2006:
$17,128,664

Number of shares outstanding of each of the registrant's classes of common stock as of March 28, 2006: Common Stock: 55,606,331

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                                SECURELOGIC CORP.
                         2005 FORM 10-KSB ANNUAL REPORT
                                Table of Contents


Trademarks/Definitions

PART I
Item 1.      Business                                                          4
Item 2.      Properties                                                       11
Item 3.      Legal Proceedings                                                11
Item 4.      Submission of Matters to a Vote of Security Holders              11

PART II
Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters                                              11
Item 6.      Management's Discussion and Analysis or Plan of Operations of
             Financial Condition and Results of Operations                    12
Item 7.      Financial Statements                                             18
Item 8.      Changes In and Disagreements With Accountants on Accounting
             And Financial Disclosure                                         19
Item 8a.     Controls and Procedures                                          19
Item 8b.     Other Information                                                20

PART III
Item 9.      Directors and Executive Officers of the Registrant               20
Item 10.     Executive Compensation                                           23
Item 11.     Security Ownership of Certain Beneficial Owners and Management   25
Item 12.     Certain Relationships and Related Transactions                   26
Item 13.     Exhibits, Financial Statements, and Reports on Form 8-K          28
Item 14.     Principal Accountant Fees and Services                           29
Signatures                                                                    30


TRADEMARKS/DEFINITIONS

All trademarks, service marks or trade names referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "SecureLogic" refer to the consolidated operations of SecureLogic Corp., a Nevada corporation, (b) "you" refers to the readers of this Form 10-KSB, and (c) the "Web" refers to the World Wide Web.

PART I

ITEM 1.  BUSINESS

SecureLogic Corp. (the "Company" or "SecureLogic") specializes in airport security software and systems, baggage handling systems, material handling systems and integration of warehousing and distribution solutions. The Company develops and markets software and systems that manage the security screening operations of baggage and people through airports, as well as, systems for materials handling and warehouse management. SecureLogic's airport security systems integrate unique security methodologies with state-of-the-art screening and baggage handling technologies, providing a comprehensive baggage screening and passenger screening security solution.

Our principal executive offices are located 40 Wall Street, 58th Floor, New York, New York 10005 and our telephone is (866) 669-6120. Our Web site can be found at www.secure-logic.net.

Company History

Formerly, the Company provided software products that served the consumer, small business and corporate enterprise market through two wholly-owned subsidiaries, then-known as Aladdin Systems, Inc. ("Aladdin Systems") and Aladdin Enterprise Solutions, Inc. ("Aladdin Enterprise"). In April 2004, in two unrelated transactions, we sold our operating subsidiaries. On November 11, 2004, we then changed our corporate name to "Monterey Bay Tech, Inc."

On December 20, 2004, we signed a Letter of Intent to acquire SpaceLogic, Ltd., a privately held Israeli corporation ("SpaceLogic"). On February 17, 2005, we executed a Stock Purchase Agreement with SpaceLogic and its stockholders, pursuant to which we agreed to purchase all of the issued and outstanding capital stock of SpaceLogic from its stockholders (the "SpaceLogic Transaction").

On May 11, 2005, we changed our name to SecureLogic Corp. On May 12, 2005, we completed the SpaceLogic Transaction by acquiring all of the issued and outstanding capital stock of SpaceLogic, making SpaceLogic a wholly-owned subsidiary, in exchange for a total of 33,253,611 newly issued shares of the Company's common stock, which represented 59.8% of the Company's common shares. The acquisition was accounted for as a reverse acquisition, as the shareholders of SpaceLogic (as a group) received the largest ownership interest in the Company, SpaceLogic was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of SpaceLogic. Simultaneously, we also acquired a privately-held interest in SpaceLogic's majority-owned SecureLogic, Ltd. subsidiary.

Current Business Focus

Since the acquisition of SpaceLogic, we have focused our business primarily on the airport security screening market. We develop and market software products for the management, control and monitoring of complex security screening operations. SecureLogic's systems utilize proprietary methodologies to manage and direct passenger and baggage security screening systems. Our iScreen security screening software and solutions are integrated with screening equipment, passenger data, baggage handling and other material handling systems, and information systems at various terminals. Our comprehensive baggage screening and passenger screening solutions are designed for airports, seaports, border-crossings and other complex transfer points. Although the Company has now refocused its business towards being a software developer and systems integrator specializing in airport security screening systems, we continue to maintain our legacy airport baggage handling and warehouse and distribution center management activities.

Our business is divided into three product groups: SecureLogic and SpaceLogic and ChainLogic, each devoted to one of our three primary markets:

         Product Group     Product Line
         -------------     ------------

         SecureLogic       Airport, Seaport and Border Crossing
                           Security Screening Systems

         SpaceLogic        Baggage Handling and Material Handling Systems

         ChainLogic        Warehouse and Distribution Center Management Systems.

SecureLogic Products and Services

The SecureLogic iScreen product line provides innovative control software systems for efficient and effective airport checked baggage screening and passenger screening. It automates traditional human screening procedures to enable the deployment of large-scale screening operations for airports, border-crossings and other complex transfer points. Our iScreen software systems integrate unique security methodologies with state-of-the-art screening and baggage handling technologies, providing a comprehensive control package for baggage and passenger screening operations. iScreen ensures efficient and cost-effective automation of security screening and baggage handling for an airport's checked baggage handling operation and enhances the capabilities of airports to meet their significant managerial and control challenges.

The iScreen software differs from most hold baggage handling and screening systems by providing a unique screening process for each individual bag. This core feature ensures that screening intensity for each checked bag fits the assessed risk level of the bag and the passenger associated with the bag. Our proprietary algorithms generate unique screening routing directions for each bag, according to the specific, individualized risk level parameters which can be designated by the user, retrieved by the software from internal and external sources (e.g. CAPPS, APSTM) or any combination thereof. Thus, individual baggage can be assigned different security procedures based upon risk parameters such as destination, airline or even random bag designation for more stringent searches. Once a screening procedure is set for a bag, the system then appropriately routes the bag to be processed in accordance with assigned such risk level to accomplish appropriate screening.

Since airport screen operations are not uniform, we have developed different version of iScreen to meet the needs of different airports.

         iScreen-Line - for checked baggage screening operations integrated with airport terminal fully automated baggage handling systems.

         iScreen-Node - for non-automated hold baggage screening operations, typically in airport terminal lobbies, including special baggage screening situations (e.g. odd-shaped and oversized bags, and curbside check-in.).

         iScreen-Checkpoint (currently in development) - for carry-on baggage and passenger screening at airport terminal security checkpoints.

         Among the innovative features and functionality of all the iScreen products are the following:

         o iScreen products afford airport security managers the flexibility to easily and dynamically adjust screening procedures according to risk level and in response to operational considerations such as load level, systems capacity and available workforce.

         o iScreen integrates the various screening operations within the checked baggage security system with the routing procedures necessary to safely screen and transport checked baggage through an airport's baggage handling operation. In the future, it will provide similar functionality for the screening of passengers and their carry-on items.

         o iScreen supports the operation of existing explosive detection systems, explosive trace detectors and advanced technology screening machines. as well as. baggage handling controls and hardware.

         o iScreen's modular programming structure ensures rapid and economical deployment. Proprietary algorithms are utilized to establish a specific routing plan for each bag through the airport's various explosive detection systems and manual screening operations.

         o iScreen combines proprietary software with third party databases and existing operational procedures to provide airport security managers with the advanced easy-to-use tools they need to optimize the screening process for each and every bag.

         o iScreen allows airport security managers to monitor real-time screening loads, screening equipment and screener availability for the management and optimization of resources and screening capacities, at low and high load intervals.

         Additional product applications for iScreen include efficient and effective screening of baggage in terminals at seaports, border-crossings and other complex transfer points.

         We are working closely with government regulators and airport authorities for the deployment of iScreen in several major airports. In January, 2005, the United States Transportation Security Administration ("TSA") an agency of the U.S. Department of Homeland Security, issued a Notice of Intent To Issue Single Source Contract to SpaceLogic to install iScreen Node in a major US metropolitan airport for a pilot program. In August, 2005, the TSA awarded us a single source contract to conduct a pilot program of our iScreen Node aviation security software at a major U.S. airport. It is expected that the system will be operational by mid-2006.

SPACELOGIC BAGGAGE HANDLING AND EARLY BAGGAGE SYSTEMS

         Our software toolkits and advanced methodologies facilitate the streamlined implementation and control of integrated baggage handling systems, including superior solutions for storage of early check-in baggage. We provide integrated systems that combine automated equipment controlled by our software with the most advanced third party hardware systems, allowing for rapid implementation of airport baggage handling systems. Special emphasis is given to high quality and on-time supply of fully operational turnkey systems. Our baggage handling software, BHLogic, and our early checked bag software, EBLogic, are complementary to our iScreen product line.

         BHLogic - The BHLogic software toolkit controls and routes airport baggage from the point where it enters the baggage conveyor system to the point where baggage is loaded into containers destined for the aircraft. BHLogic also handles incoming baggage, routing it to claim devices where passengers pick up their baggage, or to transfer flights. The BHLogic software is implemented as a toolkit that integrates into most hardware systems, allowing for rapid implementation of software control systems for existing airport baggage handling and transfer systems. BHLogic is compatible with airport subsystems such as sorters (tilt trays, pushers, transfers), conveyors, automated early bag storage, as well as automated identification systems (bar-code and RFID).

         EBLogic - The EBLogic software product focuses on early bag storage (luggage checked-in in advance of a flight) and serves as an integrated buffer for early checked and transferred baggage. The EBLogic software is implemented as a toolkit, integrating AS/RS (Automated Storage and Retrieval Systems) with automated baggage handling systems.

CHAINLOGIC - WAREHOUSE AND DISTRIBUTION CENTER MANAGEMENT SYSTEMS

         Our recently created ChainLogic subsidiary provides comprehensive business and material handling solutions that integrate computer systems, material handling equipment and storage equipment together with human resources to ensure optimized warehouse and distribution center management. We have previously experienced long term successful cooperation with some of the major international baggage and material handling system manufacturers, including FKI Logistex and White Systems.

         FlowX - ChainLogic's warehouse management system software solution optimizes the logistic operations of warehouses, distribution centers, retailers, archives and record storage facilities. It is compatible with advanced distribution and picking systems such as: carousels (horizontal and vertical), vertical storage modules, sorters, conveyors and RF hand held terminals. FlowX can be rapidly customized to suit manufacturers' requirements for the most advanced systems. FlowX can be integrated with sophisticated hardware such as White System's Lightree III and Sortbar III, a light-directed picking system, to increase accuracy and speed on systems that are based on horizontal and vertical carousels. FlowX easily integrates with sorting and dispatching systems such as those designed by FKI Logistex. The software is also available on a licensed basis to system integrators or equipment manufacturers.

SERVICES

We provide a wide range of services to clients, on either a time and materials or fixed price basis, related to the engineering, design and implementation of security screening systems and material handling systems, project management of security screening and material handling projects, installation, structural and electro/mechanical services for projects and support services in the form of 24-hour hot-line, remote support by modem, periodic inspections, preventive maintenance and on-site support.

PRODUCT SUPPORT

We employ three full-time support personnel who provide technical support services to customers by email, on-site consultation, telephone and fax. Support services include resolving issues related to the performance of our systems and its interoperability with user's existing computer systems and software, solving problems with software operation and suggesting solutions to computing issues.

SALES AND MARKETING

SecureLogic and SpaceLogic Products

The SpaceLogic and SecureLogic product suites are sold directly by our in-house sales and marketing personnel and through joint ventures with strategic partners from relevant industries. Generally, in the future, we intend to partner with suppliers of baggage handling hardware systems, established airport security vendors and system integrators to supply our flagship iScreen-Line software package as well as providing integration, adaptation and system configuration services, as required.

ChainLogic Products

The Company's ChainLogic warehouse management systems are sold primarily through our own direct sale channels. For sales within North America and Western Europe, we intend to seek strategic alliances with value added integrators and consulting firms that develop and deliver value-added services around our products.

PRODUCT DEVELOPMENT

We utilize internal resources as well as contractors for the development of our software products. Our future financial performance will depend, in part, on the successful development of enhanced versions of our existing software products, on the development, completion, and introduction of new products and customer acceptance of those products. There is no assurance that we will avoid difficulties that could delay or prevent the successful development, or marketing of new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds.

COMPETITION

We believe that we currently have no direct competitors for our iScreen product lines and the TSA has awarded us a single source contract to conduct a pilot program of our iScreen Node aviation security software at a U.S. airport. There can be no assurance that other companies involved in systems integration of baggage handling systems will not seek to develop competing software products.

We have numerous competitors for our baggage handling services and systems integration business in the form of the various baggage handling equipment providers, system integrators, explosive detection system providers and other detection equipment manufacturers.

Our ChainLogic subsidiary has numerous competitors for its warehouse management software products including major software vendors such as SAP, Oracle, Manhattan Associates, Catalyst and Red Prairie.

GOVERNMENT REGULATION

We are not currently subject to direct government regulation, other than pursuant to securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally and other then laws and regulations applicable to businesses contracting with U.S. and international governmental agencies.

PROPRIETARY RIGHTS

We regard the protection of our copyrights, service marks, trademarks and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in products and services. Software products are generally protected against copying pursuant to the U.S Copyright Act, international copyright treaties, and license agreements.

We regard our software as proprietary and attempt to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into software license agreements. Copyrights to software products run for a period of at least 95 years from the first creation of the work in accordance with the provisions of the US Copyright Act. We license our software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the our products or to obtain information that SpaceLogic regards as trade secret. Computer software generally can be patented only with difficulty and existing copyright laws afford only limited practical protection. On a regular basis, we evaluate our development efforts to determine if patent protection would be applicable. Patents run for a period of at least 20 years from the application date of the patent. We currently have one US patent application pending for screening systems for objects in transit.

Although we do not believe that any of our products infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by our products with respect to past, current or future technologies. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause software upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all, as a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

SUPPLIERS

We produce our own software and typically do not depend suppliers for any part of our software product offerings. On occasion, in connection with our systems integration business, we purchase third party equipment and services for baggage handling such as conveyor sections, switching equipment, control panels, etc. Such products are available from numerous third party manufacturers and distributors.

EMPLOYEES

As of December 31, 2005, we employed 23 full-time employees in the following departments: nine in research and development, eight in marketing, sales and support and six in executive, general and administrative.

Our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and geographical location is intense and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, we also employ independent contractors to support our research and development, marketing, sales, support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We considers our relations with our employees to be good.

SUBSIDIARIES

SecureLogic, Inc. (100% owned)
SpaceLogic, Ltd. (100% owned)
ChainLogic, Ltd. (55% owned)
SecureLogic, Ltd. (100% owned)

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

ITEM 2.  PROPERTIES

Our offices consist of approximately 4,100 square feet of office space in Netanya, Israel. This facility is leased pursuant to a lease expiring in 2008, which is earlier terminable upon six months notice. The annual rent is approximately $40,000. In addition, we maintain, on a month to month basis, executive offices in New York, New York at 40 Wall Street, 58th Floor. We believe that our current office space is sufficient to cover foreseeable future growth.

ITEM 3.  LEGAL PROCEEDINGS

Our SpaceLogic, Ltd. subsidiary has brought an action against a former joint venture partner for breach of contract in the United States District Court for the Eastern District of New York, entitled "SpaceLogic Ltd. v. Vinci Airports US, Inc. 02 Civ. 3957 (JS) (ARL)". The action seeks damages against Vinci Airports US, Inc. in an amount in excess of $50 million for breach of a joint venture agreement between the parties. The defendant has filed a counterclaim against SpaceLogic in the amount of $418,000 for alleged breach of the same agreement. The parties have recently entered into a settlement agreement pursuant to which Vinci Airports US will pay to the Company the sum of $250,000 and forgive the $418,000 Vinci Airports US alleged was owed by SpaceLogic.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, there were 64 stockholders of record. The Company believes that it has approximately 500 beneficial stockholders.

The Company's common stock trades on the NASDAQ Over The Counter Bulletin Board under the symbol: SLGI.

The following table sets forth the range of high and low bid prices per share of common stock as provided by Yahoo Finance. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

                                                 Common Stock
                                           Low               High
                                          ------           -------
      Quarter ended:
      -------------
      March 31, 2004                     $  0.26           $  0.57
      June 30, 2004                         0.54              0.67
      September 30, 2004                    0.23              0.43
      December 31, 2004                     0.25              0.95
      March 31, 2005                        0.55              1.34
      June 30, 2005                         1.22              1.95
      September 30, 2005                    1.25              1.80
      December 31, 2005                     0.85              1.25

The Company has never declared, nor has it paid, any cash dividends on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.


                                                   YEAR ENDED DECEMBER 31
                                                 (IN THOUSANDS, EXCEPT PER
                                                       SHARE AMOUNTS)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:           2005       2004

REVENUES                                           $   807    $ 3,510
COSTS AND EXPENSES:
                                                       674      1,928
COST OF REVENUES
SELLING AND MARKETING EXPENSE                          943        549
RESEARCH AND DEVELOPMENT COSTS, NET                  1,142        485
AMORTIZATION OF INTANGIBLE ASSET                     1,579
GENERAL AND ADMINISTRATIVE EXPENSES                    965        632
ACQUISITION EXPENSES                                   214          0
TOTAL COSTS AND EXPENSES                             5,517      3,594

OPERATING LOSS                                      (4,710)       (84)
FINANCIAL EXPENSES, NET                                (20)       (10)
LOSS BEFORE TAXES ON INCOME                         (4,730)       (94)
TAXES ON INCOME                                        (20)       (37)
NET LOSS                                            (4,770)      (131)
BASIC AND DILUTED NET INCOME PER SHARE              (0.120)    (0.012)

The following table sets forth, as a percentage of total revenues, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.


                                               Year ended December 31
                                                  (in Percentage)

Consolidated Statements of Operations             2005        2004
Data:

Revenues                                           100%       100%
Costs and expenses:
                                                    84%        55%
Cost of revenues
Selling and marketing expense                      117%        16%
Research and development costs                     142%        19%
Amortization of Intangible Asset                   196%
General and administrative expenses                120%        22%
Acquisition Expenses                                27%         0%
Total costs and expenses                           684%       102%
Operating loss                                    (584%)      (12%)
Financial expenses, net                             (2%)        0%

Loss before taxes on income                       (586%)      (13%)
Taxes on income                                     (5%)       (1)%
Net loss                                          (591%)       (4%)

REVENUES AND COST OF REVENUES

Total revenues for the year ended December 31, 2005 decreased by 77% to $807,000 from $3,510,000 for the year ended December 31, 2004. The primary reason for the decrease in revenues was the completion during 2004 of a long-term maintenance and integration services contract which expired in 2004, as well as, the Company's decision to focus on sales of its SecureLogic secure advanced baggage handling systems to United States airports, which did not result in significant sales, versus the sale of maintenance and integration services to Israeli customers.

Our revenues for the year ended December 31, 2005 broken down by product group are as follows:

                  SecureLogic               $100,000
                  SpaceLogic                $325,000
                  ChainLogic                $382,000

Cost of revenues for the year ended December 31, 2005 decreased by 65% to $674,000 from $1,929,000 for the year ended December 31, 2004. The decrease in cost of revenues in 2005 was primarily attributable to the decrease in revenue.

Gross profit decreased by 92% for the year ended December 31, 2005 to $133,000 from $1,582,000 for the same period in 2004. The decrease in gross profit in 2005 was primarily attributable to the decrease in revenue which was not accompanied by a proportionate decrease in costs. For the year ended December 31, 2005, gross profit as a percentage of sales was 16% and for the comparable period in 2004 was 45%. This decrease in our gross profit margin is primary due to a loss of $215,000 incurred on one strategic customer project.

OPERATING EXPENSES

Operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses, (c) general and administrative expenses and (d) acquisition expenses. Operating expenses for the year ended December 31, 2005 were $4,843,000 as compared to $1,666,000 for the similar period in 2004. Operating expenses as a percentage of revenue increased from 47% in 2004 to 600% in 2005. The increase in operating expenses was primarily due to (i) accrual of additional non-cash severance expense in the amount of approximately $300,000 required by Israeli law, which expenses were associated with a change in January, 2005, in the method that compensation is paid to senior management,
(ii) acquisition expenses in the amount of $214,000, and (iii) amortization of certain intangible assets in connection with our May, 2005 acquisition of SpaceLogic in the amount of $1,579,000.

Set forth below are the details related to the components categories of operating expenses.

RESEARCH AND DEVELOPMENT

Research and development expense for the year ended December 31, 2005 increased by 461% to $2,721,000 from $485,000 for the year ended December 31, 2004. Research and development expense as a percentage of revenue increased from 14% in 2004 to 337% in 2005. The increase in research and development expenses reflects the hiring of additional research and development employees as a result of the Company's decision to invest in new products related to its proprietary advanced security screening and baggage handling systems, increases in salary and salary related costs and the amortization of certain intangible assets in connection our May, 2005 acquisition of SpaceLogic.

SALES AND MARKETING

Sales and marketing expense for the year ended December 31, 2005 increased by 72% to $943,000 from $549,000 for the year ended December 31, 2004. Sales and marketing expense as a percentage of revenue increased from 16% in 2004 to 117% in 2005. The increase in sales and marketing expenses during 2005 reflects company's decision to expand selling activities for its proprietary advanced security screening and baggage handling systems to United States based airports and reflects increases in salary and salary related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expense for the year ended December 31, 2005 increased by 53% to $965,000 from $632,000 for the year ended December 31, 2004. General and administrative expense as a percentage of revenue increased from 18% in 2004 to 120% in 2005. The increase in general and administrative expenses is attributable mainly to increases in salary and salary related costs and costs associated with being a public company, specifically, legal, investor relations and audit expenses.

ACQUISITION EXPENSES

Acquisition expenses for the year ended December 31, 2005 were $214,000. There were no acquisition expenses for the year ended December 31, 2004.

OPERATING INCOME

Operating income decreased to a loss of $4,710,000 for year ended December 31, 2005 as compared to a loss of $84,000 for the year ended December 31, 2004, a decrease of $4,626,000. This decrease is a result of company's decision to focus on development and sales of its proprietary secure advanced baggage handling systems and to the completion during 2004 of a long-term maintenance and integration services contract, which expired in 2004.

FINANCIAL INCOME/EXPENSES

Financial expenses for the year ended December 31, 2005 increased by 100% to $20,000 from $10,000 for the year ended December 31, 2004. The increase in financial expenses in 2005 is attributable to financial expenses recorded due to a secured bridge note, taken in February 2005, from an affiliated party in the amount of $500,000, which was paid in full in May, 2005.

PROVISION FOR INCOME TAXES

Taxes on income for the year ended December 31, 2005 decreased by 46% to $20,000 from $37,000 for the year ended December 31, 2004.

NET LOSS AND NET LOSS PER SHARE Net

loss for the year ended December 31, 2005 was $4,750,000 or $0.120 per share as compared to a net loss of $131,000 or $0.012 per share for the year ended December 31, 2004, a decrease of $4,619,000. This decrease is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, total current assets were $3,702,000 and total current liabilities were $2,305,000. At December 31, 2005, we had a working capital surplus of $1,397,000 and an accumulated deficit of $5,590,000. At December 31, 2005, the Company had a cash balance of $3,327,000. The Company expects that its net working capital surplus will decrease as a result of increased US marketing efforts and increased research and development efforts.

Net cash provided by operating activities during the year ended December 31, 2005 was $3,204,000 as compared to net cash used in operating activities of $867,000 in the comparable period in 2004. The major effect on operating cash flows for the period relative to the prior period was a net loss of $4,750,000 relative to a net loss of $131,000 partly offset by increase of trade payables of $385,000 and accrued severance pay, net of $337,000 in 2005, and depreciation and amortization of $1,618,000 in 2005.

Net cash provided by investment activities was $4,519,000 for the year ended December 31, 2005 as compared to $320,000 for the comparable period in 2004. The primary reason for the increase in net cash provided by investment activities was the receipt of cash from a subsidiary in connection with the reverse acquisition on May 2005.

Net cash provided by financing activities for the year ended December 31, 2005 was $1,995,000 as compared to $39,000 for the comparable period in 2004. The increase was a result of the issuance of common stock to investors who invested $2,000,000 into the Company in May 2005.

The Company believes that its existing cash together with cash generated from operations should be sufficient to support its operations for the next 12 months; provided that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. However, there can be no assurance, based upon our calendar year 2005 historical results, that we will not require significant amounts of additional capital in the foreseeable future because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

We believe that the following accounting policies are the most critical to our financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

o Revenue recognition

              1. Revenues from sale of software and products

                     Revenues from sale of software are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, the Company has adopted Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions", ("SOP 98-9"). SOP 98-9 requires that revenue be recognized under the "residual method" when Vendor Specific Objective Evidence ("VSOE") of fair value exists for all undelivered elements and VSOE does not exist for all of the delivered elements. Under the residual method any discount in the arrangement is allocated to the delivered elements.

                     Revenues from sale of software license are recognized when delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, vendor specific objective evidence exists to allocate total fees to elements of the arrangement and persuasive evidence of an arrangement exists.

                     The Company also generated revenues from products sales which are recognized in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition" when delivery has occurred and, where applicable, after installation has occurred, there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist. In cases where delivery has occurred but the required installation has not been performed, the Company does not recognize the revenue until the installation is completed.

              2. Revenues from maintenance services and support Revenues from maintenance services and support are recognized on a straight-line basis over the term of the maintenance services and support agreement.

            Our audited financial statements as of December 31, 2005 contain further discussions on our critical accounting policies and estimates.

            We have no off-balance sheet arrangements.

            RISKS AND UNCERTAINTIES

            Risks and uncertainties for the Company include, but are not limited to:

                  o     Adoption by airports of our iScreen product line
                  o Failure to successfully complete TSA and other government pilot projects and approval processes.
                  o     Potential product obsolescence of our legacy products

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Item 7: Financial Statements                                       Page

Report of Independent Registered Public Accounting Firm
  Brightman Almagor & Co.                                                   F-1
Report of Independent Registered Public Accounting Firm
  Kost Forer Gabbay & Kasierer                                              F-2
Balance Sheet                                                               F-3
Statements of Operations                                                    F-4
Statements of Stockholders' Equity                                          F-5
Statements of Cash Flows                                                    F-6
Notes to Financial Statements                                               F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF

                                SECURELOGIC CORP.




         We have audited the accompanying consolidated balance sheet of Securelogic Corp. ("the Company") and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu



 Tel-Aviv, Israel
 March 19, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF

                                 SPACELOGIC LTD.



       We have audited the accompanying consolidated balance sheets of Spacelogic Ltd. ("the Company") and its subsidiary as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2003 and 2004 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.







Haifa, Israel                                 KOST FORER GABBAY & KASIERER
March 1, 2005                               A Member of Ernst & Young Global

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                           CONSOLIDATED BALANCE SHEET
                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                DECEMBER 31,
                                                       NOTE         2005
                                                     -------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                                3    $      3,327
  Short-term bank deposits                                 4             133
  Trade receivables                                       81
  Other accounts receivable                                5             161
                                                                ------------
                                                                       3,702
                                                                ------------

LONG-TERM INVESTMENTS, LOANS AND RECEIVABLES:

  Long-term deposit                                       20
  Notes receivable                                         6             130
  Severance pay funds                                      2             170
                                                                ------------
                                                                         320
                                                                ------------

PROPERTY AND EQUIPMENT, NET                                7             217
                                                                $      4,239
                                                                ============

CURRENT LIABILITIES:
  Trade payables                                     $   616
  Other accounts payable                                   8             960
  Deferred Tax Liability                                  10             729
                                                                ------------

                                                                       2,305
                                                                ------------
LONG-TERM LIABILITIES:
  Long-term loans                                         10               7
  Accrued severance pay                                    2             657
                                                                ------------

                                                                         664
                                                                ------------

GUARANTEES, CHARGES, CONTINGENCIES AND COMMITMENTS                        11

SHARE HOLDERS' EQUITY

Share capital                                                             12
Common stock of $ 0.001 par value -
Authorized: 100,000 shares;
  Issued and outstanding: 55,606,331 shares                               56
  Additional paid-in capital                                           6,797
  Stock based compensation                                                (9)
Accumulated other comprehensive income:
  Foreign currency translation adjustments                                16
Accumulated deficit                                                   (5,590)
                                                                ------------
                                                                       1,270
                                                                ------------
                                                                $      4,239
                                                                ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER, 31
                                                                  ----------------------------
                                                       NOTE           2005            2004
                                                   ------------   ------------    ------------
Revenues                                                     14   $        807    $      3,510

Cost of revenues                                                           674            1928
                                                                  ------------    ------------

Gross profit                                                               133           1,582
                                                                  ------------    ------------

Research and development costs, net                                      2,721             485
Selling and marketing expenses                                             943             549
General and administrative expenses                                        965             632
Acquisition Expenses                                                       214              --
                                                                  ------------    ------------
                                                                         4,843           1,666

Operating loss                                                          (4,710)            (84)

Financial expenses, net                                                    (20)            (10)
                                                                  ------------    ------------

Loss before taxes on income                                             (4,730)            (94)
Taxes on income                                              10            (20)            (37)
                                                                  ------------    ------------

Net loss                                                          $     (4,750)   $       (131)
                                                                  ============    ============
Basic and diluted net loss per share                                    (0.120)         (0.012)
                                                                  ============    ============
Weighted average number of common shares used in
  computing basic and diluted net loss per share                    39,481,693      11,019,266
                                                                  ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                            NUMBER OF
                                             COMMON
                                             SHARES                       ADDITIONAL         DEFERRED
                                             $0.001           SHARE         PAID-IN         STOCK-BASED
                                            PAR VALUE        CAPITAL        CAPITAL        COMPENSATION
                                          -------------   -------------   -------------    -------------
Balance as of January 1, 2005                11,019,267   $          11   $         (11)   $          --

  Reverse Acquisition adjustments            31,589,700              32           3,178               --

  Shares issued to consultants for non-
    Cash consideration, during reverse
    Acquisition valued at $2,236,360          4,969,691               5              (5)              --

  Issuance of ordinary shares                 4,517,706               5           2,045               --

  Issuance of shares in consideration
    of minority's shares in subsidiary        3,509,967               3           1,576               --

  Deferred stock-based compensation                  --              --             144             (144)

  Cancellation of deferred stock-based
    compensation                                     --              --            (130)             130

  Amortization of deferred stock-based                5               5
    compensation                                     --              --              --               --

  Foreign currency translation
    adjustments                                      --              --              --               --

  Net loss                                           --              --              --               --


  Comprehensive loss                                 --              --              --               --
                                          -------------   -------------   -------------    -------------

Balance as of December 31, 2005              55,606,331   $          56        $ 6, 797    $          (9)
                                          =============   =============   =============    =============

                                          ACCUMULATED
                                             OTHER                                               TOTAL
                                          COMPREHENSIVE     ACCUMULATED     COMPREHENSIVE    SHAREHOLDERS'
                                             INCOME           DEFICIT            LOSS           EQUITY
                                          -------------    -------------    -------------    -------------
Balance as of January 1, 2005             $         (61)   $        (840)   $        (901)

  Reverse Acquisition adjustments                    --               --               --            3,210

  Shares issued to consultants for non-
    Cash consideration, during reverse
    Acquisition valued at $2,236,360                 --               --               --               --

  Issuance of ordinary shares                        --               --               --            2,050

  Issuance of shares in consideration
    of minority's shares in subsidiary               --               --               --            1,579

  Deferred stock-based compensation                  --               --               --               --

  Cancellation of deferred stock-based
    compensation                                     --               --               --               --

  Amortization of deferred stock-based
    compensation                                     --               --

  Foreign currency translation
    adjustments                                      77               --               77               77

  Net loss                                           --           (4,750)          (4,750)          (4,750)
                                                                            -------------

  Comprehensive loss                                 --               --    $      (4,673)              --
                                          -------------    -------------    -------------    -------------

Balance as of December 31, 2005           $          16    $      (5,590)                    $       1,270
                                          =============    =============                     =============


         The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                            STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)


                                                         FOR THE YEAR ENDED
                                                            DECEMBER, 31
                                                      ------------------------
                                                         2005          2004
                                                      ----------    ----------
Cash flows from operating activities:
Net loss                                              $   (4,750)   $     (131)
Depreciation and amortization                              1,618            62
Accrued severance pay, net                                   337            16
Loss from sale of equipment                                    4            19
Impairment of long-lived assets                                6             6
Decrease in trade receivables                                 56            69
Decrease (increase) in other accounts
  receivable and prepaid expenses                            (56)          253
Decrease in inventories                                       35            --
Decrease (increase) in long term receivables                 (20)           --
Increase (decrease) in trade payables                        385          (424)
Decrease in other payables                                  (814)         (281)
Decrease in billings in excess of costs and
  estimated earnings onuncompleted contracts                  --          (456)
Decrease in long term loan payable                            (5)           --
                                                      ----------    ----------
Net cash used in operating activities                     (3,204)         (867)
                                                      ----------    ----------

Cash flows from investing activities:
Purchase of property and equipment                           (45)          (50)
Acquisition of a subsidiary in connection
  with reverse acquisition (Appendix A)                    1,738            --
Repayment of notes receivables                             2,741            --
Proceeds from sales of equipment                               7            46
Short-term bank deposits, net                                 78           324
                                                      ----------    ----------
Net cash provided by investing activities                  4,519           320
                                                      ----------    ----------

Cash flows from financing activities:
Repayment of short-term credit                                (5)          (16)
Long-term loan received                                       --            18
Repayment of long-term loans                                  --            37
Issuance of common stock                                   2,000            --
                                                      ----------    ----------
Net cash provided by (used in) financing activities        1,995            39
                                                      ----------    ----------

Effect of exchange rate changes on cash balance               (1)          (10)
                                                      ----------    ----------
Net change in cash and cash equivalents                    3,309          (518)
Cash and cash equivalents at the beginning
  of the period                                               18           536
                                                      ----------    ----------
Cash and cash equivalents at the end
  of the period                                       $    3,327    $       18
                                                      ==========    ==========

NON-CASH ACTIVITIES
Acquisition of intangible asset in connection
  with reverse acquisition                            $    1,579    $       --
                                                      ==========    ==========

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                        STATEMENTS OF CASH FLOWS (CONT.)
                           (U.S. DOLLARS IN THOUSANDS)


                                                        FOR THE YEAR ENDED
                                                           DECEMBER, 31
                                                       --------------------
                                                         2005        2004
                                                       --------    --------
Appendix A
Acquisition of a subsidiary in connection with reverse acquisition, net of cash acquired

Working capital- excluding cash                        $ (1,342)   $     --
Long term notes receivable                                 (130)         --
Issuance of shares in connection with
  reverse acquisition                                     3,210          --
                                                       --------    --------
                                                       $  1,738    $     --
                                                       ========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



NOTE 1 -   GENERAL

              A. SecureLogic Corp. (formerly: Monterey Bay Tech, Inc.) ("the Company" or SecureLogic" was incorporated in Nevada. The Company and its subsidiaries ("the Group") have been involved in Airport Baggage Handling Systems, as well as Automated Materials Handling Systems. The Company is selling Warehouse Management Systems ("WMS") using its proprietary software for several years.

                     The Group also developed a system for airports - Integrated Baggage Handling and Security ("IBHS"). This solution meets new airport requirements by providing 100% baggage screening at a rapid throughput rates and high detection rates.
                     The Group is currently active in the development of additional control systems, explosive detection systems and nuclear-based explosive detection technologies in various environments such as in lobby, checkpoints, cargo etc.

              B.     REVERSE ACQUISITION

                     On May 10, 2005, the Company amended its Articles of Incorporation to change its name from Monterey Bay Tech, Inc. to "SecureLogic Corp.".

                     On May 12, 2005, pursuant to the terms of a Stock Purchase Agreement dated February 17, 2005 by and between the Company, SpaceLogic, Ltd., an Israeli corporation ("SpaceLogic") and the shareholders of SpaceLogic, the Company acquired all of the issued and outstanding shares of SpaceLogic, in exchange for a total of 33,253,611 newly issued shares of the Company's common stock, which represented 59.8% of the Company's common shares.

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

                     On May 11, 2005, the Company issued 4,407,704 newly issued shares of common stocks and four-year warrants to purchase 4,407,704 shares of the Company's common stock at a price of $1.50 per share, to a total of nine accredited and/or sophisticated investors who paid, in the aggregate, a total of $2,000. In addition, the Company issued 3,305,780 shares to consultants in connection with the reverse acquisition in consideration of financial advisory services provided in connection with the transaction and 1,663,933 shares paid to an Israeli consultant representing 5% of the consideration paid to the SpaceLogic stockholders as a finder's fee.

                     On February 2005, SpaceLogic, obtained a secured bridge loan of $500 from two investors, bearing interest at a rate of 6% per annum and a commitment to issue 110,000 common shares of the Company. Substantially all of SpaceLogic's assets, including its intellectual property, secured the bridge loan. The bridge loan and the interest were paid back on May 12, 2005. In addition, on May 12, 2005 the Company issued 110,000 newly issued shares of common stock in accordance with the loan agreement to those two investors.

                     On May 12, 2005, the Company also acquired the remaining 15% interest in SecureLogic, Ltd., an Israeli corporation (a subsidiary of SpaceLogic), which was not already owned by SpaceLogic, in exchange for an additional 3,509,967 newly issued shares of the Company's common shares. The excess of the purchase price over the fair value of the net tangible assets acquired, in the amount of $1,579 thousand, has been allocated to technology asset and was to be amortized over its estimated useful life, which was 3 years. Due to the adjustments of the revenues forecast, the Company wrote-off in the fourth quarter of 2005, the entire net book value of the asset.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES

              The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

              FINANCIAL STATEMENTS IN U.S. DOLLARS

              The reporting currency of the Company is the U.S. dollar (dollar"). The dollar is the functional currency of the Company and its subsidiary in the United States. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise. The functional currency of the Israeli Subsidiaries is the New Israeli Shekel ("NIS"). Their financial Statements are translated into dollars in accordance with the principles set forth in SFAS No. 52.The translation of assets and liabilities is at year-end exchange rates; results of operations have been translated at average exchange rates. The translation adjustments are included in accumulated other comprehensive income in shareholders' equity.

              USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

              PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its majority owned subsidiary (the "Group"). Intercompany transactions and balances have been eliminated upon consolidation.

              CASH AND CASH EQUIVALENTS

              Cash equivalents include unrestricted, short-term, highly liquid investments that are readily convertible to cash with maturities of three months or less at the date of acquisition.

              CONCENTRATION OF CREDIT RISKS

              Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

              The Group maintains cash and cash equivalents and investments with major financial institutions and limits the amount of credit exposure with any institution.

The Group performs ongoing credit evaluations of its customers and to date, has not experienced any unexpected material losses. An allowance for doubtful accounts is determined with respect to specific accounts receivable that the management evaluates to be uncollectible.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

                             PROPERTY AND EQUIPMENT

              Equipment is stated at cost, net of accumulated depreciation.

              Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

                                                                      YEARS
                                                                    ---------
              Motor vehicles                                            7
              Office furniture and equipment (including computers)     3-17


              The Company's long-lived assets are reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2005, impairment losses of $12 have been identified.

              DEFERRED TAXES

              The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No.109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

              SEVERANCE PAY

              The liabilities of the Group for severance pay are calculated based on the most recent salary of the emplo yees as of the balance sheet date in accordance with Israeli Severance Pay Law.

              The Company's obligation for severance pay is provided by monthly deposits with insurance companies ("Severance pay funds"). Severance pay funds presented in the balance sheet include profits accumulated to balance sheet date. The amounts deposited may only be withdrawn after fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrender value of these funds and includes immaterial profits.

              Severance pay expenses for the years ended December 31, 2005 and 2004 amounted to approximately $144 and $59 respectively.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (CONT.)


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

              Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for year ended December 31, 2005: weighted-risk-free interest rate of 3.99%, with dividend yields of 0%, volatility factors of the expected market price of the Company's Common Stock of 116%, and a weighted-average expected life of the options of 3 years. During the year ended December 31, 2004 the Company did not issue any options. Stock compensation, for pro forma purposes, is amortized over the vesting period.

              The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                               2005      2004
                                                             -------    -------
         Net loss, as reported                               $(4,750)   $  (131)

         Stock-based compensation determined
         Under APB 25                                              5         --

         Total stock-based compensation
           expense determined under fair value
           method for all awards                                (427)        --
                                                             -------    -------

         Pro forma net loss                                  $(5,172)   $  (131)
                                                             =======    =======

         Basic and diluted net loss per share, as reported    (0.120)   (0. 012)

         Basic and diluted net loss per share, pro forma      (0.131)   (0. 012)

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

              REVENUE RECOGNITION

              The Company generated revenues from a long-term contract of construction of the baggage handling system in Ben Gurion Airport ("BGA 2000") and from sale of its self developed software relating to Warehouse Management Systems. The Company also generated revenues from providing maintenance services and support, from sale of spare parts and from commissions on supplying spare parts.

              1. Revenue from BGA 2000 Baggage Handling System ("BHS")

                     Revenue from the BGA 2000 BHS long-term construction contract is recognized based on Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production - Type Contracts" ("SOP 81-1") whereby revenue is recognized according to the percentage of completion method.

                     Sales and anticipated profit under the long-term contract are recorded using the cost-to-cost method of accounting, where by percentage of completion is measured based on the ratio of costs incurred, to estimated total project costs. This percentage approximates the engineering percentage of completion.

                     Estimated gross profit from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

                     Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable.

                     The Company believes that the use of the percentage of completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, of contract revenues and of contract costs. In addition, the contract executed includes provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. The Company expects to perform its contractual obligations and its customer is expected to satisfy its obligations under the contract.

              2. Revenues from sale of software and products

                     Revenues from sale of software are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, the Company has adopted Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions", ("SOP 98-9"). SOP 98-9 requires that revenue be recognized under the "residual method" when Vendor Specific Objective Evidence ("VSOE") of fair value exists for all undelivered elements and VSOE does not exist for all of the delivered elements. Under the residual method any discount in the arrangement is allocated to the delivered elements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

              REVENUE RECOGNITION (CONT.)

              2. Revenues from sale of software and products (cont.)

                     Revenues from sale of software license are recognized when delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, vendor specific objective evidence exists to allocate total fees to elements of the arrangement and persuasive evidence of an arrangement exists.

                     The Company also generated revenues from products sales which are recognized in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition" when delivery has occurred and, where applicable, after installation has occurred, there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist. In cases where delivery has occurred but the required installation has not been performed, the Company does not recognize the revenue until the installation is completed.

              3. Revenues from maintenance services and support

                     Revenues from maintenance services and support are recognized on a straight-line basis over the term of the maintenance services and support agreement.

              4. Revenues from sale of spare parts

                     Revenues from sale of spare parts are recognized when delivery of the spare parts has occurred, the fee is fixed or determinable, collectibility is probable and persuasive evidence of an arrangement exists.

              5. Revenues from commissions

                     Revenue from commissions on supplying spare parts is earned when the sale is consummated.

              6. Deferred revenue

                     Deferred revenue includes unearned amounts received under maintenance services and support contracts.

              PROVISION FOR WARRANTIES

              The Company estimates the costs that may be incurred under its basic warranty and records a liability in the amount of such costs at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold and the work preformed. Factors that affect the Company's warranty liability include the anticipated work, weighted average cost of employees, engineering estimates and anticipated rates of warranty claims. The Company's management periodically assesses the adequacy of its recorded warranty liability based on the past experience of management and adjusts the amount as necessary.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

              PROVISION FOR WARRANTIES (CONT.)

                     Changes in the Company's provision for warranty during the year are as follows:


                     Balance, at January 1, 2005                      $     236
                     Warranties issued during the year                       11
                     Warranties expired or settled during the year         (127)
                                                                      ---------
                     Balance, at December 31, 2005                    $     121
                                                                      =========

              RESEARCH AND DEVELOPMENT COSTS

              Research and development costs, net of participations, are charged to the statement of operations as incurred. SFAS NO. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the product development process, technological feasibility is established upon completion of a working model. Costs, incurred by the Company between completion of the working models and the point at which the products are ready for general release, have been insignificant. Therefore, research and development costs have been charged to the statement of operations, as incurred.

              PARTICIPATION IN RESEARCH AND DEVELOPMENT COSTS

              Participation of the BIRD Foundation in funding approved research and development projects is recognized at the time the Company is entitled to such participation, on the basis of the costs incurred. Such participation is included as a deduction of research and development costs.

              FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amount reported in the balance sheet for cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable, long-term deposits, long-term note receivables, long-term loans, trade payables and other accounts payable approximates their fair value.

              BASIC AND DILUTED NET LOSS PER SHARE

              Basic and diluted net Loss per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net loss per share have been computed using the weighted-average number of ordinary shares outstanding during the year.

              Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net Loss per share to the extent such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 6,532,903 and 0 for the years ended December 31, 2005 and 2004 respectively.

              RECLASSIFICATION

              Certain figures from prior year have been reclassified in order to conform to the 2005 presentation.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

              RECENT ACCOUNTING PRONOUNCEMENTS

              In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and income per share above. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In the first quarter of 2006, the company began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R). In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning in the first quarter of fiscal 2006.


              In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20. "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.


              In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of this pronouncement will have a significant impact on its financial position or results of operations.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3     -  CASH AND CASH EQUIVALENTS

                                                          DECEMBER 31,
                                                              2005
                                                          ------------
              Cash                                        $        505
              Deposits in USD                                    2,780
              Deposits in NIS                                       42
                                                          ------------
                                                          $      3,327
                                                          ============


NOTE 4     -  SHORT-TERM BANK DEPOSITS

                                    ANNUAL INTEREST RATE
                                           AS OF
                                        DECEMBER 31,       DECEMBER 31,
                                            2005               2005
                                    --------------------   ------------
                                            %
              Deposits in NIS (1)                  4.55    $         66
              Deposits in foreign
                currencies In USD                  2.75              67
                                                           ------------

                                                           $        133
                                                           ============


              (1) The deposits include a balance in the amount of $66 that serves as collateral for a bank guarantee issued in favor of a related company. In addition, a balance of $37 serves as collateral for bank guarantees issued to secure advances received from customers (see Note 11a).

NOTE 5-       OTHER ACCOUNTS RECEIVABLE

                                                          DECEMBER 31,
                                                              2005
                                                          ------------

              Related companies (1)                       $         28
              Grant receivable from the Bird
                Foundation (2)                                      91
              Government authorities                                32
              Other receivables                                     10
                                                          ------------
                                                          $        161
                                                          ============


              (1) Non-interest bearing.
              (2) See Note 11.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6     -  NOTES RECEIVABLES

              In June 2004, the Company settled its lawsuit with Aladdin Knowledge Systems, Inc. ("AKS") which had alleged among other things, that the Company's use of the "Aladdin" trademark infringed the rights of AKS. In settlement of the action, the Company agreed to change its name so as to cease using the "Aladdin" mark in exchange for a total payment of $550 which represented reimbursement of legal fees and certain costs incurred by the Company associated with implementing a name change and certain costs to be incurred by IMSI for the cost of implementing a change of the name of the Company's former Aladdin Systems subsidiary. In 2004, the Company received $420 from AKS and the balance of $130 is due to the Company in May 2007.

NOTE 7     -  PROPERTY AND EQUIPMENT, NET

              A. COMPOSITION
                                                          DECEMBER 31,
                                                              2005
                                                          -----------
                 Cost
                 Motor vehicles                           $       145
                 Office furniture and equipment                   330
                                                          -----------
                                                                  475

                 Accumulated depreciation                         258
                 ------------------------                 -----------
                 Equipment, net                           $       217
                                                          ===========


              B. Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $39 and $62 respectively. In addition, the Company recognized in 2005 and in 2004 an impairment loss of $6 and $6, respectively.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 8-    OTHER ACCOUNTS PAYABLE

                                                          DECEMBER 31,
                                                              2005
                                                          -----------

              Payroll and related expenses                $       129
              Provision for employees vacation leave              173
              Government authorities                              104
              Provision for warranty                              121
              Deferred revenue                                      6
              Other payables (1)                                  427
                                                          -----------
                                                          $       960
                                                          ===========


              (1) On July 10, 2002, a financial lawsuit in the United States for $ 50 million was filed by the SpaceLogic against a partner in a joint venture ("the partner") for breach of commitments based on a collaboration agreement. The partner filed a counter claim for the reimbursement of $ 418 which was invested in the Joint Venture and deposited in the SpaceLogic's bank account. The Company recorded the amount invested as a liability in the financial statements.

                     Management believes, based on its legal advisors, that the chances the Company will be required to reimburse the partner are remote.


NOTE 9     -  LONG-TERM LOANS

              a. COMPOSITION:

                               ANNUAL INTEREST RATE
                                      AS OF
                                   DECEMBER 31,        YEARS OF    DECEMBER 31,
                                      2005             MATURITY        2005
                               --------------------    ---------   ------------

From leasing companies                          8.3%   2005-2009   $         12
Less - current maturities                       8.3%                         (5)
                                                                   ------------

                                                                   $          7
                                                                   ============

                     The maturities of these loans after December 31, 2005 are as follows:


                     2006 - current maturities                      $   5
                     2007                                               4
                     2008                                               2
                     2009                                               1
                                                                    -----
                                                                    $  12
                                                                    =====

              b. With respect to collateral, see Note 11b.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10    -TAXES ON INCOME

              a. APPLICABLE TAX LAWS:

                     The provisions of the Income Tax (Inflationary Adjustments) Law, 1985 apply to the Israeli subsidiaries of the Company. According to the law, the results for tax purposes are measured based on the changes in the Israeli CPI.

              b. TAX LOSSES CARRYFORWARD:

                     As of December 31, 2005, the Company has tax losses of approximately $2,300 that may be carried forward for an indefinite period.

              c. FINAL TAX ASSESSMENTS:

                     The Company's and its U.S. subsidiary tax filings are open to examination by the Internal Revenue Service and California Franchise Tax Board for 3 and 4 years, respectively SpaceLogic has tax assessments, which are considered final through 2000. Other subsidiaries have no final tax assessments since inception.

              d. DEFERRED TAXES:

                     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred taxes computed at the enacted tax rate that is expected to be in effect at the time the differences are expected to reverse. Significant components of the Group's deferred tax assets are as follows:

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10    -TAXES ON INCOME (CONT.)

              d. DEFERRED TAXES: (Cont.)

                 DEFERRED TAX ASSETS:

                                                               DECEMBER 31,
                                                                   2005
                                                               ------------
                   Short-term deferred tax assets-net:

                   State taxes                                 $        104
                   Provision for employees vacation leave               118
                                                               ------------
                                                                        118
                   Valuation allowance                                 (118)
                                                               ------------
                                                               $        104
                                                               ------------
                   Long-term deferred tax assets-net:

                   Accrued severance pay and others            $        314
                   Carryforward tax losses of the company                78
                   Carryforward tax losses of the subsidiary          2,800
                                                               ------------
                                                                      3,114
                   Valuation allowance                               (3,114)
                                                               ------------
                                                               $         --
                                                               ============


              e. INCOME TAX EXPENSES

                 Income tax expense consists of:

                                              FOR THE YEAR ENDED
                                                 DECEMBER, 31
                                             -------------------
                                               2005       2004
                                             --------   --------

                 Current U.S.                $  1,487   $     --
                 Current non-U.S                   17         37
                                             --------   --------
                                             $  1,504   $     37
                                             --------   --------

                 Deferred U.S.               $ (1,484)  $     --
                                             --------   --------

                                             $     20   $     37
                                             ========   ========

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10    -TAXES ON INCOME (CONT.)

              e. INCOME TAX EXPENSES

                 The effective tax rate as a percentage of income before income taxes differs from the statutory income tax rate (when applied to income before income taxes) as follows:

                                                 FOR THE YEAR ENDED
                                                    DECEMBER, 31
                                               ---------------------
                                                 2005         2004
                                               --------     --------
         Statutory federal income tax rate          (34%)        (35%)
         Increase (decrease) resulting from:
           Expenses not deductible for taxes      16.86%       17.04%
           Current expenses                        4.28%          --
           Deferred expenses                      (0.74%)         --
           Increase in valuation allowance        14.02%       57.32%
                                               --------     --------
           Effective tax (benefit) rate            0.43%       39.36%
                                               --------     --------

                        On July 25, 2005 an amendment to the Israeli Tax Law was approved by the Israeli Parliament, which reduces the tax rates imposed on Israeli companies to 31% for 2006. This amendment states that the corporate tax rate will be further reduced in subsequent tax years as follows: in 2007 29%, in 2008 27%, in 2009 26% and thereafter
                        25%. This change does not have a material effect on the Company's financial statements.

NOTE 11-   GUARANTEES, CHARGES, AND CONTINGENCIES AND COMMITTMENTS

              a. GUARANTEES:

                     The Company has provided bank guarantees at the amount of $37 in order to secure advances received from customers and $17 to secure rental fees.

                     The Company has also deposited an amount of $66 as collateral for a bank guarantee issued in favor of a related company.

              b. CHARGES:

                     As collateral for a loan granted by a leasing company, a fixed charge has been placed on motor vehicles.

                     For deposits serving as collateral for bank guarantees, see
                     Note 4.

               c. COMMITMENTS

                     The future minimum lease commitments of the Company under various non-cancelable operating lease agreements in respect of motor vehicles are as of December 31, 2005 as follows:


                              2006                                    17
                              2007                                    16
                              2008                                     1
                                                                    ======
                                                                      34
                                                                    ======

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11-   GUARANTEES, CHARGES, AND CONTINGENCIES AND COMMITMENTS

              c. COMMITMENTS (Cont.)


                     The Company is committed to pay rent for a building until July 2007. Future rental fees on account of the lease as of December 31, 2005 aggregate to approximately $50 per annum. The Company received an option to extend the lease for two additional years. As for collateral, see above. Rent expenses for the years ended December 31, 2005 and 2004 amounted to $50 per each year.

                     In June 2004, an Agreement was signed between the Company and the Bird Foundation ("BIRD") for BIRD's participation in the Company's expected research and development budget of approximately $1,072 up to a participation amount of $534. This research and development was to be performed within 18 months from the approval date. In March 2006, the Company received an approval from BIRD to extend the project's time framework by an additional six months. The participation recorded in 2005 and 2004 amounted to $184 and $151, respectively.

                     Pursuant to the agreement, the Company is required to pay royalties at the rate of 5% of sales of product developed with funds provided by the BIRD Foundation, up to an amount equal to 100%-150% of BIRD Foundation's research and development grants (dollar-linked) related to such projects. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales no payment is required. As of December 31, 2005 the Company's' contingent obligation to BIRD in respect of the aforementioned participation amounted to $ 334.


NOTE 12-      SHAREHOLDERS' DEFICIENCY

                     EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

                     In 1999, the Company adopted a stock option plan ("1999 Stock Option Plan"), which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 1,142,247 remain available for granting at December 31, 2005. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. During the year ended December 31, 2005 the Company did not grant options under the 1999 Stock Option Plan. During the year ended December 31, 2004, the Company granted 1,182,354 options to employees, officers and directors with exercise prices ranging from $0.40 to $0.62 per share and immediate vesting. The exercise price of each option grant was estimated using the value of the closing price of the Company's common stock on the date of the grant.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 12-      SHAREHOLDERS' DEFICIANCY (CONT.)


              EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS (CONT.)


              In 2005, the Company adopted a new stock option plan ("2005 Stock Option/Stock Issuance Plan"), the option plan authorized 3,000,000 shares of which 1,734,750 remained available for granting at December 31, 2005. Under the option plan: incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. During 2005 the company granted. Under these plan, 1,265,250 options at an average exercise price of $1.31.


              A summary of the status of the Company's stock option plans as of December 31, 2005 and 2004 and changes during the years then ended are as follows:


                                                              WEIGHTED-     WEIGHTED-
                                  OPTIONS                      AVERAGE       AVERAGE
                                AND SHARES                     EXERCISE        FAIR
                                 AVAILABLE     OUTSTANDING    PRICE PER      VALUE OF
                                 FOR GRANT     OPTIONS (*)       SHARE        OPTION
                                -----------    -----------    -----------   -----------
Outstanding December 31, 2003       167,969      2,832,031    $      1.22
Granted                          (1,282,354)     1,282,354    $      0.60   $      0.39
Forfeited                         2,256,632     (2,256,632)   $      1.27
                                -----------    -----------    -----------
Outstanding December 31, 2004     1,142,247      1,857,753    $      0.74
New Plan                          3,000,000             --             --
Granted                          (1,265,250)     1,265,250    $      1.31   $      0.82
                                -----------    -----------    -----------
Outstanding December 31, 2005     2,876,997      3,123,003    $      0.97
                                -----------    -----------    -----------


                     The following table summarizes information about options outstanding and exercisable as of December 31, 2005:

                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          WEIGHTED-
                                           AVERAGE     WEIGHTED-                       WEIGHTED-
   RANGE OF                NUMBER         REMAINING     AVERAGE         NUMBER         AVERAGE
 EXERCISE PRICE        OUTSTANDING AT    CONTRACTUAL   EXERCISE     OUTSTANDING AT     EXERCISE
       $             DECEMBER 31, 2005      LIFE        PRICE      DECEMBER 31, 2005     PRICE
---------------      -----------------   -----------   ---------   -----------------   ---------
0.23 - 0.44                    341,000          0.36   $    5.79             341,000   $    0.36
0.60 - 0.75                  1,315,054          0.63   $    4.96           1,315,054   $    0.63
1.07 - 1.54                  1,344,849          1.31   $    6.75              79,599   $    1.26
1.74 - 4.00                    122,100          2.67   $    2.39             122,100   $    2.67
                     -----------------                             -----------------
                             3,123,003                                     1,857,753

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13- SUPPLEMENTARY INFORMATION TO THE STATEMENTS OF OPERATIONS

                                                   FOR THE YEAR ENDED
                                                      DECEMBER, 31
                                                   ------------------
                                                    2005        2004
                                                   -------    -------
          Research and development costs, net
          Research and development costs           $ 1,326        636
          Amortization of Intangible Asset           1,579         --
          Participation from BIRD                     (184)      (151)
                                                   -------    -------
                                                   $ 2,721        485
                                                   =======    =======


NOTE 14  -        INFORMATION ON OPERATING SEGMENTS

              a. The Group operates in the three following reportable operating segments:

                 o Baggage Handling Systems- the Company was involved in the construction of the automatic -baggage-handling system for Ben-Gurion Airport. In addition, in 2004 the Company sold spare parts relating to the system constructed and also received commissions in respect of the aforementioned sales.

                 o WMS and Software - development, planning, implementation and marketing of software for warehouses and distribution centers.

                 o  Maintenance services and support.

              b.  Measurement of revenues and segment profits and losses:

                  The measurement of revenues, profits or losses and assets of the reportable operating segments is based on the same accounting principles applied in these financial statements.

                  Segment profits (losses) reflect the income from operations of the segment and do not include net financial income or expense and income tax expenses (tax benefit) since those items are not included in the measurement of segment profit or loss.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14:-     INFORMATION ON OPERATING SEGMENTS ( CONT.)

              c. Financial data relating to reportable operating segments:


                                                   YEAR ENDED DECEMBER 31, 2005
                                    BAGGAGE                MAINTENANCE
                                   HANDLING     WMS AND   SERVICES AND
                                    SYSTEMS    SOFTWARE     SUPPORT      ADJUSTMENTS       TOTALS
                                   --------    --------   ------------   -----------      --------
Revenues from external customers        423         199            185            --           807
                                   ========    ========   ============                    ========
Segment profit (loss)                (3,262)       (334)            25        (1,179)(1)    (4,750)
                                   ========    ========   ============   ===========      ========
Depreciation expense                     19          10              5             5            39
                                   ========    ========   ============   ===========      ========
Investments in long-lived assets         30           5              5             5            45
                                   ========    ========   ============   ===========      ========

                                                       DECEMBER 31, 2005
                                   ---------------------------------------------------------------
Segment assets                        3,489         150            125            --(2)      4,239
                                   ========    ========    ===========   ===========      ========

(1) Unallocated expenses
(2) Unallocated assets

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14:-     INFORMATION ON OPERATING SEGMENTS ( CONT.)

              c. Financial data relating to reportable operating segments:
(cont.)

                                                         YEAR ENDED DECEMBER 31, 2004
                                                            MAINTENANCE
                                       BAGGAGE                  AND
                                      HANDLING    WMS AND    SERVICES
                                       SYSTEMS   SOFTWARE     SUPPORT      OTHER     ADJUSTMENTS       TOTALS
                                      --------   --------   -----------   --------   -----------      --------
   Revenues from external customers      2,492        776           222         20            --         3,510
                                      ========   ========   ===========   ========                    ========
   Segment profit (loss)                   366         44           112         20          (626)(1)       (84)
                                      ========   ========   ===========   ========   ===========      ========
   Depreciation expense                     29         10             5         14                          58
                                      ========   ========   ===========   ========   ===========      ========
   Investments in long-lived assets         14         25             8          3                          50
                                      ========   ========   ===========   ========   ===========      ========

                                                                   DECEMBER 31, 2004

   Segment assets                          234        131           122          4           444(2)        935
                                      ========   ========   ===========   ========   ===========      ========


(1) Unallocated expenses
(2) Unallocated assets

              d. Revenues from single customer that exceed 10% of total revenues in the reported years:


                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                             2005             2004
                                             ----             ----
     Customer A                               35%              68%

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH. INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 15:-     TRANSACTIONS AND BALANCES WITH RELATED PARTIES


                                                        FOR THE YEAR ENDED
                                                           DECEMBER, 31
                                                       --------------------
                                                         2005        2004
                                                       --------    --------
   A. Expenses:
        Salary and related expenses to the Company's
          CEO                                               283         109
        Consulting and management fees to a related
          company                                           130         495
        Participation in general expenses in the
          ordinary course of business                       (28)        (45)
                                                       --------    --------
                                                            385         559
                                                       ========    ========



                                                    FOR THE YEAR
                                                        ENDED
                                                    DECEMBER, 31
                                                        2005
                                                    ------------
              B. Balances with related parties:

                   Other accounts receivable                  28
                   Long-term receivable and loan              --
                   Other accounts payable                     29
                                                    ------------



              C. For deposits serving as collateral for a bank guarantee issued in favor of a related company - See Note 4(1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 15, 2005, the Board of Directors of the Company approved the engagement of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu as its new independent auditors for the fiscal year ended December 31, 2005. The Company did not consult with Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu on any matters prior to their retention regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

Stonefield Josephson audited the Company's financial statements for fiscal year ended December 31, 2004. Stonefield Josephson's report on our financial statements for the year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principle. Since January 31, 2005, the date that Stonefield Josephson was engaged as the Company's independent auditors, which was the subject of the Company's Current Report filed on Form 8-K on February 4, 2005 and through July 15, 2005, the date of cessation of Stonefield Josephson as the Company's independent auditor, there were no disagreements with Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Stonefield Josephson would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report , and, based on their evaluation, the Company's Chief Executive Officer has concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The following table sets forth the names and positions of our directors and executive officers:

Name                            Age     Position
----                            ---     --------

Gary Koren                      56      Chairman, Chief Executive Officer,
                                          President and Director
Shalom Dolev                    49      Director
Tomer Nahum                     34      Chief Financial Officer
Cathal Flynn (1)                67      Director
Sean Deson (1)(2)(3)            42      Director
Paul Goodman (2)                44      Director
Iftach Yeffet                   48      Chief Operating Officer

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Sean Deson, a member of our audit committee, serves as the audit committee's financial expert as that term is defined in Section 407 of the Sarbanes-Oxley Act.

The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

GARY KOREN - Mr. Koren is the founder of our SpaceLogic subsidiary and an experienced entrepreneur in the high-tech industry. He has been the Chief Executive Officer of SpaceLogic since its inception in 1998 and has over 25 years of professional experience in systems engineering. In 1982, Mr. Koren founded Logistica Systems Ltd., serving as Chief Executive Officer for over 15 years. Mr. Koren holds a BSc. in Industrial and Management Engineering from the Technion, the Israel Institute of Technology.

SHALOM DOLEV - Shalom Dolev is SpaceLogic's Vice President for Security Systems. Mr. Dolev has over 20 years experience in the field of airport security and is an expert in security methodologies, with special emphasis in security technologies for airport baggage handling. From 1992 to 1999, he served as a consultant for various manufacturers of explosive detection equipment, including Vivid and Magal. From 1985 to 1992, he was head of the Branch for Counter Terrorism and Sabotage of the Israeli Security Agency. From 1982 to 1985, Mr. Dolev was Security Officer of the Security Division of Ben Gurion International Airport, Israel. He holds a BSc. degree in Electronics Engineering from Tel Aviv University.

CATHAL ("IRISH") FLYNN - Rear Admiral Cathal L. (Irish) Flynn, USN (Ret.) has acted as a consultant to SpaceLogic since 2003. Admiral Flynn has had a long and distinguished career as a naval officer as well as in civilian and government life. In the Navy, Admiral Flynn rose to the rank of Rear Admiral and commanded many special operations units of the US Navy as well as serving as Deputy Assistant Secretary of Defense for Special Operations. Following his retirement from the Navy in 1990, Admiral Flynn joined Science Applications International Corporation where he performed studies and analyses, and identified applications for advanced technology in military special operations, counter-terrorism, and aviation security. From 1993 to 2000, Admiral Flynn was the Associate Administrator for Civil Aviation Security in the Federal Aviation Administration. In 2002, he was awarded a Lifetime Award for Service to the Aviation Security Community by Aviation Security International. During his term of service, the FAA introduced far-reaching changes of regulations to improve air carrier and airport security programs within the United States and abroad. He is a director of Catcher Holdings, Inc., a publicly traded company and serves on Catcher Holdings compensation, audit and corporate governance committees. Admiral Flynn is a graduate of the University of Dublin, Trinity College.

SEAN DESON - Sean Deson, since January 2000, has been the Managing Partner of Deson Ventures, LLC, and Managing Director of Deson & Co., Inc. both finance and investment firms principally focused on high technology companies. Additionally, since November 2002, Mr. Deson has been a Managing Director of Baytree Capital Associates, LLC and the Managing Member of Treeline Management, LLC, also finance and investment firms principally focused on high technology companies. From 1990 to 2000, Mr. Deson was employed by Donaldson, Lufkin & Jenrette as an Investment Banker. His last position was as Senior Vice President of the Internet Investment Banking Group. Mr. Deson is a director of Activeworlds Corp. and e-Centives, Inc., both publicly traded companies. Mr. Deson earned his BS in Computer Technology and his MBA in Finance, both with Distinction from the University of Michigan, Ann Arbor.

PAUL GOODMAN - has been a partner in the New York City law firm of Cyruli, Shanks & Zizmor, LLP, and its predecessor firms for over 10 years. He concentrates on representing software and Web companies in a wide range of business and financing transactions. He has represented Aladdin since its inception. In addition to a Juris Doctor degree, Mr. Goodman holds a BA and MA degree in Computer Science. He was a former member of the Computer Science faculty of Queens College, is the author of five books on microcomputer programming.

TOMER NAHUM - Mr. Nahum joined the company in March 2005. Prior to SecureLogic, he served as Corporate Controller in Nova Measuring Instrument LTD. Prior to Nova, he served as finance manager of mergers and acquisitions in Intel Israel. He began his career as an accountant at KPMG accounting firm. Mr. Nahum holds a BA in Economics and Accounting from Jerusalem University, a MBA in finance and accounting from Tel-Aviv University, and is a Certified Public Accountant in Israel.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2005 all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

On March 15, 2005, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term "Code of Ethics" means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to our Form 10-KSB dated April 15, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

                         SUMMARY COMPENSATION TABLE (1)


                                                                              Long term
                                                                             compensation
                                                                               Number of
                                                     Number of options        securities
Name and position       Year    Salary     Bonus         cancelled        Underlying options
                        ----   --------   --------   ------------------   ------------------
                                                                                  (2)
Gary Koren              2005   $283,000          0                    0               52,000
Shalom Dolev            2005   $225,000          0                    0              127,000
Iftach Yeffet           2005   $174,750          0                    0               94,500
Michael Klein           2005   $174,750          0                    0               94,500
Avi Elyakim             2005   $107,000          0                    0                    0

(1) The columns for "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

(2) Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.

                OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2005

                                Number of                       Exercise
                               Securities     % of Total       Price Per
                               Underlying   Options Granted     Share
Name                    Year   Options (1)  to Employees (2)    ($/SH)     Expiration Date (3)
                        ----   ----------   ---------------    ---------   -------------------
Gary Koren              2005       52,000                 8%   $    1.31            June, 2009
Shalom Dolev            2005      127,000                14%   $    1.42            June, 2009
Tomer Nahum             2005       50,000                 5%   $    1.30          August, 2010
Michael Klein           2005       94,500                14%   $    1.50            June, 2009
Iftach Yefet            2005       94,500                14%   $    1.50            June, 2009


(1) Each option represents the right to purchase one share of our common stock.
(2) We granted officers, employees and consultants, options to purchase an aggregate of 1,265,250 shares of our common stock.
(3) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.

            AGGREGATE OPTION EXERCISES AND YEAR END OPTION VALUES (1)

The following table sets forth certain information with respect to the named executives concerning exercisable and unexercisable stock options held by them as of December 31, 2005. None of these officers exercised options to purchase common stock in 2005.

                                             Number of Unexercised         Value of Unexercised In-the-
                                              Options At year End           Money Options at Year End
                                Number of
                                 shares
Name                    Year   acquired on   Exercisable   Unexercisable   Exercisable   Unexercisable
                        ----    exercise     -----------   -------------   -----------   -------------
                              -----------
Gary Koren              2005             0        50,500           1,500   $         0   $           0
Shalom Dolev            2005             0        69,250          57,750   $         0   $           0
Tomer Nahum             2005             0        33,333          16,667   $         0   $           0
Michael Klein           2005             0        23,625          70,875   $         0   $           0
Iftach Yefet            2005             0        23,625          70,875   $         0   $           0

(1) Based on a per share fair market value of our common stock equal to $1.15 per share, the closing trading price market value of our common stock on December 30, 2005.

COMPENSATION OF DIRECTORS

         In 2005, our non-employee Directors, Cathal Flynn, Sean Deson and Paul Goodman, each received options to purchase up to 50,000 shares of Common Stock, respectively, with exercise prices of $1.30 per share. The options were granted as compensation for service as members of the Board of Directors and were immediately vested.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2005.

                                         Amount and Nature of     Percent of
Name of Beneficial Owner               Beneficial Ownership (1)     Class
------------------------               ------------------------   ---------

EXECUTIVE OFFICERS AND DIRECTORS

Gary Koren (2)                                       16,688,898        30.0%
Shalom Dolev (3)                                      3,529,217         6.3%
Iftach Yeffet (4)                                     3,653,281         6.6%
Sean Deson (5)                                        2,365,963         4.3%
Cathal Flynn (6)                                        100,000           *
Paul Goodman (7)                                        241,000           *
Tomer Nahum (8)                                          33,333           *
                                       ------------------------   ---------
All directors and executive officers                 26,611,692        47.9%
  as a group (seven persons)

OTHER 5% STOCKHOLDERS

Michael Klein (9)                                  7,415,615        13.3%
Michael Gardner (10)                               4,478,471         8.1%
                                    ------------------------   ---------
All directors, executive officers
  and 5% stockholders as a group
  (nine persons)                                  38,505,778        62.9%

* Less than 1%

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

         (2) Includes 50,500 shares of Common Stock subject to options that were exercisable at December 31, 2005.

         (3) Includes 69,250 shares of Common Stock subject to options that were exercisable at December 31, 2005.

         (4) Includes 23,625 shares of Common Stock subject to options that were exercisable at December 31, 2005.

         (5) Includes 50,000 shares of Common Stock subject to options that were exercisable at December 31, 2005. Additionally Mr. Deson is the Managing Member of Treeline Management, LLC, which holds 2,136,926 shares, which includes 550,963 shares subject to an option to acquire such shares directly from the Company and 830,000 shares subject to a right to acquire such shares from another stockholder, both exercisable at December 31, 2005.

         (6) Includes 100,000 shares of Common Stock subject to options that were exercisable at December 31, 2005.

         (7) Includes 200,000 shares of Common Stock subject to options that were exercisable at December 31, 2005.

         (8) Includes 33,333 shares of Common Stock subject to options that were exercisable at December 31, 2005.

         (9) Includes 23,625 shares of Common Stock subject to options that are exercisable at December 31, 2005.

         (10) Includes 550,963 shares of Common Stock subject to warrants that were exercisable at December 31, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June, 2003, the Company's SpaceLogic, Ltd. subsidiary agreed to guarantee a bank loan issued to Paradigma, Ltd., a privately held Israeli company which develops software for the long term healthcare industry. Paradigma, Ltd. is a related entity since its principal beneficial stockholders are Gary Koren, Tony Gross and Iftach Yeffet. In connection with such guarantee, SpaceLogic posted security in the form of a certificate of deposit in the amount of $66,000. At the time that such transaction was entered into, SpaceLogic, Ltd. was privately owned by Gary Koren, Tony Gross and Iftach Yeffet. On an annual basis, the guarantee must either be renewed or the collateral forfeited. In June, 2005, SpaceLogic renewed the guarantee in favor of the related entity.

In January, 2001, the Company's SpaceLogic, Ltd. subsidiary entered into a six month convertible loan agreement with Paradigma, Ltd., a privately held Israeli company which develops software for the long term healthcare industry, pursuant to which SpaceLogic lent to Paradigma the sum of $150,000, at an interest rate of 8%. At the time that such transaction was entered into, SpaceLogic, Ltd. was privately owned by Gary Koren, Tony Gross and Iftach Yeffet. Paradigma failed to repay the loan and, in 2001, the loan was extended until December 31, 2005. Due to the related party's deteriorated financial position, in 2003, SpaceLogic recorded a provision for the impairment of the loan and a write-off was recorded in other expenses in the statement of operations. The related entity failed to pay the loan on December 31, 2005 and is currently in default. As of today, the outstanding debt, with interest, is approximately $210,000.

In 2004, the Company's SpaceLogic, Ltd. subsidiary entered into an agreement with Paradigma, Ltd., a privately held Israeli company to share certain expenses related to shared office space located in Netanya, Israel. At the time that such transaction was entered into, SpaceLogic, Ltd. was privately owned by Gary Koren, Tony Gross and Iftach Yeffet. Pursuant to such agreement, during calendar year 2005, Paradigma paid $13,000 towards shared office expenses on behalf of SpaceLogic and such amount was applied to SpaceLogic to reduce the outstanding amount owed to SpaceLogic by Paradigma. The current amount owed by the related party to the Company is $28,000.

On May 12, 2005, the Company entered into an Executive Employment Agreement with Gary Koren, the Company's Chief Executive Officer and a Chairman of the Board of Directors.

On May 12, 2005, the Company entered into an Executive Employment Agreement with Shalom Dolev, a member of the Board of Directors.

Paul Goodman, a director of the Company, has provided legal services to the Company since 1999 and is currently the Company's corporate attorney. The fees paid to Mr. Goodman (or firms to which he is associated) were $37,000 and $112,668 for 2005 and 2004, respectively.

Admiral Cathal Flynn, a director of the Company, has provided consulting services to the Company. The fees paid to Admiral Flynn were $68,000 and $40,000 for 2005 and 2004, respectively.

In December, 2005, the Company entered into a Consulting Agreement with Baytree Capital Associates, LLC. Sean Deson, a Director of the Company, is a Managing Director of Baytree Capital Associates, LLC.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1.  Financial Statements

The following consolidated financial statements of SecureLogic Corp. and the Independent Auditors' Report issued thereon, are incorporated by reference in
Part II, Item 7:

Report of Independent Registered Public Accountants Brightman Almagor & Co.
  and Ernest & Young, LLP
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit                  Contents

3.1      Articles of Incorporation of the Registrant.*
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3      By-Laws of Registrant.*
4.1      Sample Stock Certificate of the Registrant.*
31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
99.1 Senior Management Ethics Policy** * Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.
         ** Included in Form-10KSB filed April 15, 2005

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and services billed by Grant Thornton LLP, Brightman Almagor & Co. and Kost Forer Gabbay & Kasierer for the fiscal years ended December 31, 2005 and 2004:

                                                       2005       2004
                                                     --------   --------
Grant Thornton LLP
  Audit fees                                         $  7,500   $ 38,400
  Audit-Related Fees                                        0      4,440
  Tax Fees                                           $ 12,500     10,890
                                                     --------   --------
Total fees from Grant Thornton LLP                   $ 20,000   $ 54,370
Brightman Almagor & Co., a member
  firm of Deloitte Touche Tohmatsu
  Audit fees                                         $ 44,000          0
  Audit-Related Fees                                        0          0
  Tax Fees                                                  0          0
                                                     --------   --------
Total fees from Brightman Almagor & Co.              $ 44,000   $      0
Kost Forer Gabbay & Kasierer,
  a Member of Ernest & Young Global
  Audit fees                                                0   $ 85,000
  Audit-Related Fees                                 $ 10,000          0
  Tax Fees                                                  0     11,000
                                                     --------   --------
Total fees from Kost Forer Gabbay & Kasierer         $ 10,000   $ 84,000



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURELOGIC CORP.
(Registrant)

By /s/ Gary Koren
   ------------------------------
  (Gary Koren, Chief Executive Officer, President and Director)

By /s/ Tomer Nahum
   ------------------------------
  (Tomer Nahum, Chief Accounting Officer, Chief Financial Officer, Secretary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

--------------------------------------------------------------------------------

Signature                         Title                         Date

/s/ Gary Koren                    Chief Executive Officer,      April 12, 2006
-------------------------           President and Director
(Gary Koren)

/s/ Shalom Dolev                  Director                      April 12, 2006
-------------------------
(Shalom Dolev)

/s/  Sean Deson                   Director                      April 12, 2006
-------------------------
(Sean Deson)
/s Cathal Flynn                   Director                      April 12, 2006
-------------------------
(Cathal Flynn)

/s/ Paul Goodman                  Director                      April 12, 2006
-------------------------
(Paul Goodman)



EXHIBIT INDEX

Exhibit                     Contents

3.1      Articles of Incorporation of the Registrant.*
3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3      By-Laws of Registrant.*
4.1      Sample Stock Certificate of the Registrant.*
31.1 Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2 Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2 Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
99.1     Senior Management Ethics Policy**
         * Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.
         ** Included in Form-10KSB filed April 15, 2005