Form 10QSB
period 2006-03-31
SecureLogic Corp
filed 2006-05-15
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2006.


|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____ .


                                SECURELOGIC CORP.

             (Exact name of registrant as specified in its charter)


                     NEVADA                               77-0571784
(State or Other Jurisdiction of Incorporation   (Employer Identification Number)
               or Organization)

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

Number of shares outstanding of each of the registrant's classes of common stock as of May 8 2006: Common Stock: 55,606,331

                                SECURELOGIC CORP.
                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                                Page

Item 1.  Financial Statements (unaudited)                                                                        3
Condensed Consolidated Balance Sheet as of March 31, 2006                                                        3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005               5
Statement of Stockholder's Equity                                                                                7
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005                         8
Notes to Condensed Consolidated Financial Statements                                                             9
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  10

Item 3.  Controls and Procedures                                                                                23

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                      25
Item 6.  Exhibits and Reports on Form 8-K                                                                       25
Signatures                                                                                                      25

Part 1
Item 1: Financial Statements

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (U.S. dollars in thousands)


                                                                       March 31,
                                                                          2006
                                                                       ---------
                                                                       Unaudited
                                                                       ---------
     ASSETS

  CURRENT ASSETS

   Cash and cash equivalents                                              $2,498
   Deposits                                                                  133
   Trade receivables                                                          52
   Work in process                                                           277
   Other accounts receivable and prepaid expenses                            230
                                                                          ------
 Total current assets                                                      3,190
                                                                          ------
LONG TERM RECEIVABLES                                                         31
                                                                          ------
NOTES RECEIVABLE                                                             130
                                                                          ------
 SEVERANCE PAY DEPOSIT                                                       157
                                                                          ------
 PROPERTY AND EQUIPMENT, NET                                                 208
                                                                          ------
 Total assets                                                             $3,716
                                                                          ======

   The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (U.S. dollars in thousands, except share data)

                                                                       March 31,
                                                                          2006
                                                                       ---------
                                                                       Unaudited
                                                                       ---------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

   Trade payables                                                      $    630
   Other payables                                                           546
   Deferred income taxes                                                    729
                                                                       --------
 Total current liabilities                                                1,905
                                                                       --------
 LONG TERM LOAN                                                               5
                                                                       --------
ACCRUED SEVERANCE PAY                                                       636
                                                                       --------
 STOCKHOLDERS' EQUITY
   Share capital:
     Common Stock of $ 0.001 par value -
       Authorized: 100,000,000 shares;
       Issued and outstanding: 55,606,331 shares                             56
   Additional paid-in capital                                             6,863
   Stock based compensation                                                   -
   Foreign currency translation adjustments                                  46
   Accumulated deficit                                                   (5,795)
                                                                       --------
 Total stockholders' equity                                               1,170
                                                                       --------
 Total liabilities and stockholders' equity                            $  3,716
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


                                                       Three months ended
                                                   -----------------------------
                                                             March 31,
                                                       2006             2005
                                                   ------------    ------------
                                                             Unaudited
                                                             ---------

 Revenues                                          $        111    $        376
 Cost of revenues                                            81             176
                                                   ------------    ------------
 Gross profit                                                30             200
                                                   ------------    ------------
 Operating expenses
   Research and development                                 250             251
   Selling and marketing                                    279             329
   General and administrative                               276             189
                                                   ------------    ------------
 Total operating expenses                                   805             769
                                                   ------------    ------------
 Operating income (loss)                                   (775)           (569)
                                                   ------------    ------------
 Financial income (expenses), net                            12             (40)
                                                   ------------    ------------
 Other income                                               568              --
                                                   ------------    ------------

Income (loss) before taxes on income                       (195)           (609)

Taxes on income                                              10               5
                                                   ------------    ------------
 Net loss                                          $       (205)   $       (614)
                                                   ============    ============
 Basic and diluted net loss per share              $     (0.004)   $     (0.056)
                                                   ============    ============
 Weighted average number of Common
  shares used in computing basic and diluted
  Net loss per share                                 55,606,331      11,019,266
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

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (U.S. dollars in thousands, except share data)

                                             Number of
                                               common                                               Accumulated
                                               shares                 Additional     Deferred         other
                                               $0.001       Share      paid-in      Stock-based    comprehensive   Accumulated
                                             par value     capital     capital     compensation       income         deficit
                                            ----------   ----------   ----------   ------------    -------------   -----------
 Balance as of January 1, 2006              55,606,331   $       56   $   6, 797   $         (9)   $          16   $    (5,590)
                                            ==========   ==========   ==========   ============    =============   ===========

   Amortization of deferred stock-based
     compensation                                   --           --           --              9               --            --

   Stock based compensation                         --           --           66             --               --            --

   Foreign currency translation
     adjustments                                    --           --           --             --               30            --

   Net loss                                         --           --           --             --               --          (205)

Comprehensive loss                                  --           --           --             --               --            --


                                            ----------   ----------   ----------   ------------    -------------   -----------
 Balance as of March 31, 2006 (Unaudited)   55,606,331   $       56   $   6, 863   $         --    $          46   $    (5,795)
                                            ==========   ==========   ==========   ============    =============   ===========

                                                                 Total
                                            Comprehensive    stockholders'
                                                loss            equity
                                            -------------    -------------


 Balance as of January 1, 2006                               $       1,270
                                                             =============

   Amortization of deferred stock-based
     compensation                                      --                9

   Stock based compensation                            --               66

   Foreign currency translation
     adjustments                                       30               30

   Net loss                                          (205)            (205)
                                            -------------
Comprehensive loss                          $        (175)              --
                                            =============

                                                             -------------
 Balance as of March 31, 2006 (Unaudited)                    $       1,170
                                                             =============


    The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)

                                                           Three months ended
                                                               March 31,
                                                      -----------    -----------
                                                          2006          2005
                                                      -----------    -----------
                                                              Unaudited
                                                              ---------
Cash flows from operating activities:
Net loss                                              $      (205)   $      (614)
Depreciation and amortization                                  89             22
Accrued severance pay, net                                     (1)           291
Decrease in trade receivables                                  28              5
Decrease (increase) in other accounts
  receivable and prepaid expenses                             (59)            62
Decrease (increase) in work in process                       (277)            25
Decrease (increase) in long term receivables                  (11)             3
Increase (decrease) in trade payables                          20            (95)
Decrease in other payables                                   (403)           (23)
                                                      -----------    -----------
Net cash used in operating activities                        (819)          (324)
                                                      -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                             (7)            (5)
Short-term bank deposits, net                                  (3)           106
                                                      -----------    -----------
Net cash provided by investing activities                     (10)           101
                                                      -----------    -----------

Cash flows from financing activities:
Repayment of short term credit                                 --            500
Long term loan received                                        --             (5)
                                                      -----------    -----------
Net cash provided by (used in) financing activities            --            495
                                                      -----------    -----------

Effect of exchange rate changes on cash balance                --              5
                                                      -----------    -----------
Net change in cash and cash equivalents                      (829)           277
Cash and cash equivalents at the beginning
  of the period                                             3,327             18
                                                      -----------    -----------
Cash and cash equivalents at the end
  of the period                                       $     2,498    $       295
                                                      ===========    ===========


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

               The accompanying condensed unaudited interim consolidated financial statements have been prepared by SECURELOGIC CORP. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2005 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (the "2005 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

NOTE 2   -     STOCK-BASED COMPENSATION

               In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended March 31, 2006, had a material impact on the Company's consolidated results of operations, financial position and statement of cash flows. Securelogic adopted the provisions of SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation".

               Prior to the adoption of SFAS No. 123(R)

               Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."

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

Results of Operations - Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues, Cost of Revenues and Gross Profit

Total revenues for the three month period ended March 31, 2006 decreased by 70% to $111,000 from $376,000 for the three months ended March 31, 2005. The primary reason for the decrease in revenues is the Company's decision to focus on sales of its SecureLogic secure advanced baggage handling systems to United States airports, which has not resulted in significant sales.

Cost of revenues for the three month period ended March 31, 2006 decreased by 54% to $81,000 from $176,000 for the three month ended March 31, 2005. The decrease in cost of revenues in 2006 was primarily attributable to the decrease in revenue.

Gross profit decreased by 85% for the three month period ended March 31, 2006 to $30,000 from $200,000 for the same period in 2005. For the three month period ended March 31, 2006, gross profit as a percentage of sales was 27%, whereas for the comparable period in 2005 it was 53%. The decrease in gross profit in 2006 was primarily attributable to the decrease in revenue.

Operating Expenses

Operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses, and (c) general and administrative expenses. Operating expenses for the three month period ended March 31, 2006 were $805,000 as compared to $769,000 for the same period in 2005. Set forth below are the details related to the components categories of operating expenses.

Research and Development

Research and development expenses for the three month period ended March 31, 2006 were $250,000 compared to $251,000 for the three month period ended March 31, 2005.

Sales and Marketing

Sales and marketing expense for the three month period ended March 31, 2006 decreased by 15% to $279,000 from $329,000 for the three month period ended March 31, 2005.

General and Administrative

General and administrative expense for the three month period ended March 31, 2006 increased by 46% to $276,000 from $189,000 for the three month period ended March 31, 2005. The increase in general and administrative expenses is attributable mainly to increases in salary and salary related costs and costs associated with being a public company, specifically, legal, investor relations and audit expenses.

Operating Loss

Operating loss increased to a loss of $775,000 for three month period ended March 31, 2006 as compared to loss of $569,000 for the three month period ended March 31, 2005, an increase of $206,000. This increase in our loss is a result of the reduction in revenues without a proportionate reduction in our expenses.

Other Income

The Company had other income of $568,000 in the three month period ended March 31, 2006 as compared to none in the same period in 2005. All of the $568,000 was a result of a settlement paid to the Company by Vinci Airports US, Inc. ("Vinci"), which settled the law suit filed against Vinci by the Company's SpaceLogic, Ltd. subsidiary. The $568,00 amount represents a settlement payment in the amount of $250,000 (less legal fees and expenses in the amount of $100,000 which were deducted directly from the settlement amount) plus a waiver by Vinci of its claim for the repayment of a $418,000 loan previously made in connection with a joint venture between the parties.

Financial Income

Financial income for the three month period ended March 31, 2006 was $12,000 as compared to $40,000 financial expenses for the three month period ended March 31, 2005.

Provision for Income Taxes

Taxes on income for the three month period ended March 31, 2006 increased by 100% to $10,000 from $5,000 for the three month period ended March 31, 2005.

Net Loss and Net Loss Per Share

Net loss for the three month period ended March 31, 2006 was $205,000 or $0.004 per share as compared to a net loss of $614,000 or $0.056 per share for the three month period ended March 31, 2005, a decrease of $409,000.

Liquidity and Capital Resources

As of March 31, 2006, total current assets were $ 3,190,000 and total current liabilities were $1,905,000. On March 31, 2006, we had a working capital surplus of $1,285,000 and an accumulated deficit of $5,795,000. On March 31, 2006, the Company had a cash balance of $2,498,000. The Company expects that its net working capital surplus will decrease as a result of increased US marketing efforts and increased research and development efforts.

Net cash used in operating activities during the three months ended March 31, 2006 was $819,000 as compared to net cash used in operating activities of $324,000 in the comparable period in 2005.

Net cash provided by investment activities was $10,0000 for the three months ended March 31, 2006 as compared to $101,000 for the comparable period in 2005.

Net cash provided by financing activities for the three months ended March 31, 2006 was $0 as compared to $495,000 for the comparable period in 2005.

The Company believes that its existing cash together with cash generated from operations should be sufficient to support its operations for the next 12 months; provided, that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. In addition, on April 26, 2006, the Company's Board of Directors approved a cost cutting plan which is designed to reduce expenses until such time as revenues increase. However, there can be no assurance that, based upon our calendar year 2005 historical results, that we will not require significant amounts of additional capital in the foreseeable future because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


SECURELOGIC CORP.
(Registrant)


/s/ Gary Koren                                            Date: May 15, 2006
---------------------------------------
(Gary Koren, Chief Executive Officer, President and Director)




/s/ Tomer Nahum                                           Date: May 15, 2006
------------------------------------------
 (Tomer Nahum, Chief Financial Officer)