Form 10QSB
period 2006-06-30
SecureLogic Corp
filed 2006-08-14
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934. For the quarterly period ended June 30, 2006.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from ____ to ____ .

SECURELOGIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA	77-0571784
(State or Other Jurisdiction of Incorporation or Organization)	(Employer Identification Number)

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

Number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2006: Common Stock: 55,606,331

SECURELOGIC CORP.

Part 1
Item 1: Financial Statements

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands)

June 30,
2006
Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,895
Deposits	136
Trade receivables	71
Work in process	629
Other accounts receivable and prepaid expenses	135
Total current assets	2,866

LONG TERM RECEIVABLES	17
SEVERANCE PAY DEPOSIT	172
PROPERTY AND EQUIPMENT, NET	206
Total assets	$3,261

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands, except share data)

June 30,
2006
Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade payables	$616
Other payables	498
Deferred revenues	262
Deferred income taxes	729
Total current liabilities	2,105

LONG TERM LOAN	5
ACCRUED SEVERANCE PAY	691

STOCKHOLDERS' EQUITY
Share capital:
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares; Issued and outstanding: 55,606,331 shares	56
Additional paid-in capital	7,021
Stock based compensation	—
Foreign currency translation adjustments	15
Accumulated deficit	(6,632)
Total stockholders' equity	460
Total liabilities and stockholders' equity	$3,261

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
	Unaudited		Unaudited

Revenues	$280	$558	$169	$182
Cost of revenues	225	233	144	57
Gross profit	55	325	25	125

Operating expenses
Research and development	448	567	198	316
Selling and marketing	556	504	277	175
General and administrative	649	448	373	259
Acquisition expenses	—	214	—	214
Total operating expenses	1,653	1,733	848	964

Operating income (loss)	(1,598)	(1,408)	(823)	(839)

Financial expenses, net	3	(73)	(9)	(33)

Other income	568	—	—	—

Income (loss) before taxes on income	(1,027)	(1,481)	(832)	(872)

Taxes on income	15	11	5	6
Net income (loss)	$(1,042)	$(1,492)	$(837)	$(878)

Basic and diluted net income (loss) per share	$(0.02)	$(0.06)	$(0.02)	$(0.02)

Weighted average number of Common
shares used in computing basic and diluted
Net income (loss) per share	55,606,331	23,238,692	55,606,331	35,323,839

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
STATEMENT OF STOCKHOLDERS' EQUITY
(U.S. dollars in thousands, except share data)

	Number of
	common				Accumulated
	shares		Additional	Deferred	other			Total
	$0.001	Share	paid-in	Stock-based	comprehensive	Accumulated	Comprehensive	stockholders'
	par value	capital	capital	compensation	income	deficit	loss	equity

Balance as of January 1, 2006	55,606,331	$56	$6, 797	$(9)	$16	$(5,590)		$1,270

Amortization of deferred stock-
based compensation	—	—	—	9	—	—	—	9
Stock based compensation	—	—	224	—	—	—	—	224
Foreign currency translation
adjustments	—	—	—	—	(1)	—	(1)	(1)
Net loss	—	—	—	—	—	(1,042)	(1,042)	(1,042)
Comprehensive loss	—	—	—	—	—	—	$(1,043)	—

Balance as of June 30, 2006 (Unaudited)	55,606,331	$56	$7, 021	$-	$15	$(6,632)		$460

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Six months ended June 30,
	2006	2005
	Unaudited
Cash flows from operating activities:
Net loss	$(1,042)	$(1,492)
Depreciation and amortization	260	136
Accrued severance pay, net	14	339
Decrease (increase) in trade receivables	13	79
Decrease (increase) in other accounts
receivable and prepaid expenses	41	(187)
Decrease (increase) in work in process	(609)	25
Loss from sale of equipment	—	16
Decrease (increase) in long term receivables	4	(4)
Increase in deferred revenues	254	—
Decrease in trade payables	(18)	(165)
Increase (decrease) in other payables	(481)	135
Net cash used in operating activities	(1,564)	(1,118)

Cash flows from investing activities:
Purchase of property and equipment	(9)	(39)
Acquisition of a subsidiary in connection with reverse acquisition (Appendix A)	—	1,738
Repayment of notes receivables	130	—
Proceeds from sales of equipment	—	32
Short-term bank deposits, net	1	111
Net cash provided by investing activities	122	1,842

Cash flows from financing activities:
Bridge loan receipt	—	500
Repayment of short term credit	—	(505)
Issuance of common stock	—	2,000
Net cash provided by financing activities	—	1,995

Effect of exchange rate changes on cash balance	10	2
Net change in cash and cash equivalents	(1,432)	2,721
Cash and cash equivalents at the beginning
of the period	3,327	18
Cash and cash equivalents at the end
of the period	$1,895	$2,739

NON-CASH ACTIVITIES
Acquisition of intangible asset in connection
with Reverse acquisition	—	$1,579

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Six months ended June 30,
	2006	2005
	Unaudited
Appendix A
Acquisition of a subsidiary in connection with reverse acquisition, net of cash acquired

Working capital- excluding cash	$—	$(1,342)
Long term notes receivable	—	(130)
Issuance of shares in connection with reverse acquisition	—	3,210
	$—	$1,738

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1-	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by SECURELOGIC CORP. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2005 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (the "2005 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

NOTE 2-	STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended March 31, 2006, had a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.

The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.”

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

Results of Operations - Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2006

Revenues, Cost of Revenues and Gross Profit

Total revenues for the three month period ended June 30, 2006 was $169,000 a decrease of 7% from the comparable period in 2005, when total revenues were $182,000. The primary reason for the Company’s continued low level of gross revenues is the Company’s decision to focus on sales of its secure advanced baggage handling systems to United States airports, which has not resulted in significant sales.

Our cost of revenues consist of salaries subcontractors and materials, and for the for the three month period ended June 30, 2006 increased by 153% to $144,000 from $57,000 for the three month ended June 30, 2005. The increase in cost of revenues in 2006 was primarily attributable to performing projects with lower gross profit margins than in 2005.

Gross profit decreased by 80% for the three month period ended June 30, 2006 to $25,000 from $125,000 for the same period in 2005. For the three month period ended June 30, 2006, gross profit as a percentage of sales was 15%, whereas, for the comparable period in 2005 it was 69%. The decrease in gross profit in 2006 was primarily attributable to performing projects with lower gross profit margins than in 2005.

Operating Expenses

Our operating expenses consists of (a) research and development expenses, (b) sales and marketing expenses, (c) general and administrative expenses and (d) acquisition expenses. Operating expenses for the three month period ended June 30, 2006 were $848,000 as compared to $964,000 for the same period in 2005. Set forth below is a detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses for the three month period ended June 30, 2006 decreased by 37% to $198,000 from $316,000 for the three month period ended June 30, 2005.

Sales and Marketing

Sales and marketing expenses for the three month period ended June 30, 2006 increased by 58% to $277,000 from $175,000 for the three month period ended June 30, 2005. [WHY?]

General and Administrative

General and administrative expense for the three month period ended June 30, 2006 increased by 44% to $373,000 from $259,000 for the three month period ended June 30, 2005. [WHY?]

Acquisition Expenses

We had no acquisition expenses for the three months ended June 30, 2006. Acquisition expenses for the three months ended June 30, 2005 were $214,000 and were related to our May, 2005 acquisition of SpaceLogic, Ltd.

Operating Loss

Our operating loss slightly decreased to a loss of $823,000 for three month period ended June 30, 2006 as compared to loss of $839,000 in the comparable period ended June 30, 2005.

Financial Income

Financial expenses for the three month period ended June 30, 2006 was $9,000 as compared to $33,000 financial expenses for the three month period ended June 30, 2005. The decrease in financial expenses is attributable to financial expenses recorded in 2005 due to a secured bridge note, taken in February 2005, from an affiliated party in the amount of $500,000, which was paid in full on May 12, 2005.

Provision for Income Taxes

Taxes on income for the three month period ended June 30, 2006 was $5,000 as compared to $6,000 for the three month period ended June 30, 2005.

Net Loss and Net Loss Per Share

Net loss for the three month period ended June 30, 2006 was $837,000 or $0.02 per share as compared to a net loss of $878,000 or $0.02 per share for the three month period ended June 30, 2005, a decrease in the amount of loss of $41,000.

Results of Operations - Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues and Cost of Revenues

Total revenues for the nine months ended June 30, 2006 decreased by 50% to $280,000 from $558,000 for the six months ended June 30, 2005. The primary reason for the Company’s continued low level of gross revenues is the Company’s decision to focus on sales of its secure advanced baggage handling systems to United States airports, which has not resulted in significant sales.

Our cost of revenues consists of salaries subcontractors and materials, and for the six months ended June 30, 2006 decreased by 3% to $225,000 from $233,000 in the comparable ended June 30, 2005.

Gross profit decreased by 83% for the six months ended June 30, 2006 to $55,000 from $325,000 for the same period in 2005. For the six months ended June 30, 2006, gross profit as a percentage of sales was 20% and for the comparable period in 2005 it was 58%. The decrease in gross profit as a percentage of sales in 2006 was primarily attributable to performing projects with lower gross profit margins than in 2005.

Operating Expenses

Operating expenses consists of (a) research and development expenses, (b) sales and marketing expenses, (c) general and administrative expenses and (d) acquisition expenses. Operating expenses for the six month period ended June 30, 2006 were $1,653,000 as compared to $1,733,000 for the same period in 2005. Set forth below is a detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses for the six month period ended June 30, 2006 decreased by 21% to $448,000 from $567,000 for the six month period ended June 30, 2005.

Sales and Marketing

Sales and marketing expenses for the three month period ended June 30, 2006 increased by 10% to $556,000 from $504,000 for the same period in 2005.

General and Administrative

General and administrative expense for the six month period ended June 30, 2006 increased by 45% to $649,000 from $448,000 for the six month period ended June 30, 2005.

Acquisition Expenses

There were no acquisition expenses for the six months ended June 30, 2006. Acquisition expenses for the six months ended June 30, 2005 were $214,000 and were related to our May, 2005 acquisition of SpaceLogic, Ltd.

Operating Loss

Operating loss increased to a loss of $1,598,000 for six month period ended June 30, 2006 as compared to loss of $1,408,000 for the six month period ended June 30, 2005, representing an increased loss of $190,000. This increase in our loss is a result of the reduction in revenues without a proportionate reduction in our expenses.

Other Income

The Company had other income of $568,000 in the six month period ended June 30, 2006 as compared to none in the same period in 2005. All of the $568,000 was a result of a settlement paid to the Company by Vinci Airports US, Inc. (“Vinci”), which settled the law suit filed against Vinci by the Company’s SpaceLogic, Ltd. subsidiary. The $568,00 amount represents a settlement payment in the amount of $250,000 (less legal fees and expenses in the amount of $100,000 which were deducted directly from the settlement amount) plus a waiver by Vinci of its claim for the repayment of a $418,000 loan previously made ien connection with a joint venture between the parties.

Financial Income

Financial income for the six month period ended June 30, 2006 was $3,000 as compared to $73,000 financial expenses for the six month period ended June 30, 2005.

Provision for Income Taxes

Taxes on income for the six month period ended June 30, 2006 was $15,000 as compared to $11,000 for the three month period ended June 30, 2005.

Net Loss and Net Loss Per Share

Net loss for the six month period ended June 30, 2006 was $1,042,000 or $0.02 per share as compared to a net loss of $1,492,000 or $0.06 per share for the three month period ended June 30, 2005, a decrease of $450,000.

Liquidity and Capital Resources

As of June 30, 2006, total current assets were 2,866,000 and total current liabilities were $2,105,000. On June 30, 2006, we had a working capital surplus of $761,000 and an accumulated deficit of $6,632,000. On June 30, 2006, the Company had a cash balance of $1,895,000. The Company expects that its net working capital surplus will continue to decrease as a result of increased US marketing efforts and increased research and development efforts.

Net cash used in operating activities during the six months ended June 30, 2006 was $1,564,000 as compared to net cash used in operating activities of $1,118,000 in the comparable period in 2005.

Net cash provided by investment activities was $122,0000 for the six months ended June 30, 2006 as compared to $1,842,000 for the comparable period in 2005.

Net cash provided by financing activities for the six months ended June 30, 2006 was $0 as compared to $1,995,000 for the comparable period in 2005.

The Company believes that its existing cash together with cash which the Company expects to generate from operations should be sufficient to support its operations for the next 12 months; provided, that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. The failure of the Company’s revenues to return to historic levels and/or the inability of the Company to obtain sales of its secure advanced baggage handling systems to United States airports, would have a material and adverse effect on our business, results of operations and financial condition and may cause the Company to have insufficient cash to maintain operations.

In order to preserve cash resources, on April 26, 2006 and August 6, 2006, the Company’s Board of Directors approved cost cutting plans designed to reduce expenses until such time as revenues increase. However, there can be no assurance that, based upon our calendar year 2005 historical results, that we will not require significant amounts of additional capital in the foreseeable future because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II

Item 1. Legal Proceedings

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

(b)	Reports on Form 8-K

1.	Report on Form 8-K dated June 23, 2006 reporting Rule FD disclosures made at an investors conference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURELOGIC CORP.

Date: August 14, 2006	By:	/s/ Gary Koren

Name: Gary Koren Title: Chief Executive Officer, President and Director

Date: August 14, 2006	By:	/s/ Tomer Nahum

Name: Tomer Nahum Title: Chief Financial Officer