Form 10QSB
period 2006-09-30
SecureLogic Corp
filed 2006-11-20
CIK 1098875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006.

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

Number of shares outstanding of each of the registrant's classes of common stock as of November 17, 2006: Common Stock: 55,767,311

                                SECURELOGIC CORP.
                                Table of Contents

PART I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements (unaudited)                                       2
Condensed Consolidated Balance Sheet as of September 30, 2006                  2
Condensed Consolidated Statements of Operations for the Nine
Months Ended September 30, 2006 and 2005                                       4
Statement of Stockholder's Equity                                              5
Condensed Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005                                                    6
Notes to Condensed Consolidated Financial Statements                           8
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           11
Item 3. Controls and Procedures                                               17

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                     19
Item 6. Exhibits and Reports on Form 8-K                                      19
Signatures                                                                    19

Part 1
Item 1: Financial Statements

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (U.S. dollars in thousands)

                                                                   September 30,
                                                                       2006
                                                                     Unaudited
                                                                   -------------

    ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                          $1,555
   Deposits                                                              144
   Trade receivables                                                      61
   Work in process                                                       502
   Other accounts receivable and prepaid expenses                         70
                                                                      ------

 Total current assets                                                  2,332
                                                                      ------

LONG TERM RECEIVABLES                                                     18
                                                                      ------

 SEVERANCE PAY DEPOSIT                                                   182
                                                                      ------

 PROPERTY AND EQUIPMENT, NET                                             199
                                                                      ------

 Total assets                                                         $2,731
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

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (U.S. dollars in thousands, except share data)

                                                                   September 30,
                                                                       2006
                                                                     Unaudited
                                                                   -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

   Trade payables                                                     $   211
   Other payables                                                         465
   Deferred revenues                                                      593
   Deferred income taxes                                                  729
                                                                      -------

 Total current liabilities                                              1,998
                                                                      -------

 LONG TERM LOAN                                                             4
                                                                      -------

ACCRUED SEVERANCE PAY                                                     728
                                                                      -------

 STOCKHOLDERS' EQUITY
   Share capital:
     Common Stock of $ 0.001 par value -
       Authorized: 100,000,000 shares;
       Issued and outstanding: 55,706,331 shares                           56
   Additional paid-in capital                                           7,125
   Stock based compensation                                                --
   Foreign currency translation adjustments                                (8)

   Accumulated deficit                                                 (7,172)
                                                                      -------

 Total stockholders' equity                                                 1
                                                                      -------

 Total liabilities and stockholders' equity                           $ 2,731
                                                                      =======

    The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. dollars in thousands, except share and per share data)

                                                     Nine months ended               Three months ended
                                                       September 30,                    September 30,
                                               ----------------------------    ----------------------------
                                                   2006            2005            2006            2005
                                               ------------    ------------    ------------    ------------
                                                         Unaudited                      Unaudited
                                               ----------------------------    ----------------------------
 Revenues                                      $        406    $        664    $        126    $        106
 Cost of revenues                                       314             314              89              81
                                               ------------    ------------    ------------    ------------

 Gross profit                                            92             350              37              25
                                               ------------    ------------    ------------    ------------

 Operating expenses
   Research and development                             650           1,001             202             434
   Selling and marketing                                710             692             154             188
   General and administrative                           877             699             228             251
   Acquisition expenses                                  --             214              --              --
                                               ------------    ------------    ------------    ------------

 Total operating expenses                             2,237           2,606             584             873
                                               ------------    ------------    ------------    ------------

 Operating loss                                      (2,145)         (2,256)           (547)           (848)
                                               ------------    ------------    ------------    ------------

 Financial (expenses) income, net                        15             (40)             12              33
                                               ------------    ------------    ------------    ------------

 Other income                                           568              --              --              --
                                               ------------    ------------    ------------    ------------

loss before taxes on income                          (1,562)         (2,296)           (535)           (815)

Taxes on income                                          20              17               5               6
                                               ------------    ------------    ------------    ------------

 Net income (loss)                             $     (1,582)   $     (2,313)   $       (540)   $       (821)
                                               ============    ============    ============    ============

 Basic and diluted net loss per share          $      (0.03)   $      (0.07)   $      (0.01)   $      (0.02)
                                               ============    ============    ============    ============

 Weighted average number of Common
  shares used in computing basic and diluted
  Net income (loss) per share                    55,617,442      34,047,750      55,639,664      55,606,331
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

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (U.S. dollars in thousands, except share data)

                                 Number of
                                  common                                     Accumulated
                                  shares           Additional   Deferred        other                                     Total
                                  $0.001   Share     paid-in   Stock-based   comprehensive Accumulated  Comprehensive  stockholders'
                                par value  capital   capital   compensation     income      deficit         loss          equity
                                ---------- ------- ----------  ------------  ------------- -----------  -------------  -------------
 Balance as of January 1,
 2006                           55,606,331 $   56  $  6,797   $        (9)   $        16   $    (5,590)                $     1,270
                                ========== ======  ========   ===========    ===========   ===========                 ===========

   Shares issued to
   consultants, valued $27,000     100,000                            27                                                        27

   Amortization of deferred
     stock-based compensation           --     --        --            9             --            --            --              9

   Stock based compensation             --     --       301           --             --            --            --            301

   Foreign currency
     translation adjustments            --     --        --           --            (24)           --           (24)           (24)

   Net loss                             --     --        --           --             --        (1,582)       (1,582)        (1,582)

                                                                                                        -----------
Comprehensive loss                      --     --        --           --             --            --   $    (1,606)            --
                                                                                                        ===========
                                ---------- ------  --------   -----------    -----------   -----------                 -----------
 Balance as of September 30,
 2006 (Unaudited)               55,706,331 $   56  $  7,125   $        --    $        (8)  $    (7,172)                $         1
                                ========== ======  ========   ===========    ===========   ===========                 ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)

                                                                                  Nine months ended
                                                                                     September 30,
                                                                                  ------------------
                                                                                   2006       2005
                                                                                  -------    -------
                                                                                      Unaudited
                                                                                  ------------------
Cash flows from operating activities:
Net loss                                                                          $(1,582)   $(2,313)
Depreciation and amortization                                                         378        245
Accrued severance pay, net                                                             24        339
Decrease (increase) in trade receivables                                               24         98
Decrease (increase) in other accounts
  receivable and prepaid expenses                                                     109        (98)
Decrease (increase) in work in process                                               (502)        35
Loss from sale of equipment                                                            --          4
Decrease (increase) in long term receivables                                           --         (4)
Increase in deferred revenues                                                         588         --
Increase (decrease) in trade payables                                                (430)       116
Increase (decrease) in other payables                                                (532)      (140)
                                                                                  -------    -------
Net cash used in operating activities                                              (1,923)    (1,718)
                                                                                  -------    -------

Cash flows from investing activities:
Purchase of property and equipment                                                     (9)       (44)
Acquisition of a subsidiary in connection with reverse acquisition (Appendix A)        --      1,738
Repayment of notes receivables                                                        130      2,741
Proceeds from sales of equipment                                                       --          7
Short-term bank deposits, net                                                          (2)       120
                                                                                  -------    -------
Net cash provided by investing activities                                             119      4,562
                                                                                  -------    -------

Cash flows from financing activities:
Repayment of short term credit                                                         --         (5)
Issuance of common stock                                                               --      2,000
                                                                                  -------    -------
Net cash provided by financing activities                                              --      1,995
                                                                                  -------    -------

Effect of exchange rate changes on cash balance                                        32         (5)
                                                                                  -------    -------
Net change in cash and cash equivalents                                            (1,772)     4,834
Cash and cash equivalents at the beginning
  of the period                                                                     3,327         18
                                                                                  -------    -------
Cash and cash equivalents at the end
  of the period                                                                   $ 1,555    $ 4,852
                                                                                  =======    =======

NON-CASH ACTIVITIES
Acquisition of intangible asset in connection
   with Reverse acquisition                                                            --    $ 1,579
                                                                                  =======    =======

    The accompanying notes are an integral part of the consolidated financial statements.

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)

                                                                          Nine months ended
                                                                            September 30,
                                                                          -----------------
                                                                           2006      2005
                                                                          -------   -------
                                                                              Unaudited
                                                                          -----------------
Appendix A
Acquisition of a subsidiary in connection with reverse acquisition, net of cash acquired

Working capital- excluding cash                                           $    --   $(1,342)
Long term notes receivable                                                     --      (130)
Issuance of shares in connection with reverse acquisition                      --     3,210
                                                                          -------   -------
                                                                          $    --   $ 1,738
                                                                          =======   =======

                                SECURELOGIC CORP.
                       (FORMERLY: MONTEREY BAY TECH, INC.)
        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. dollars in thousands)

NOTE 1 -BASIS OF PRESENTATION

            The accompanying condensed unaudited interim consolidated financial statements have been prepared by SECURELOGIC CORP. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2005 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (the "2005 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

NOTE 2 -GOING CONCERN

            As reflected in the accompanying financial statements, the Company's operations for the three and nine months ended September 30, 2006, resulted in a net loss of $540,000 and $1,582,000 respectively, and the Company's balance sheet reflects a net stockholders' equity of $1,000. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders and increasing the marketing of its current and new products.

NOTE 3- STOCK-BASED COMPENSATION

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

      The pro-forma information for the nine months and three months periods ended September 30, 2005 was as follows:

                                                        Nine months ended  Three months ended
                                                          September 30,      September 30,
                                                        -----------------  ------------------
                                                              2005               2005
                                                        -----------------  ------------------
                                                            Unaudited          Unaudited
                                                        -----------------  ------------------
Net loss, as reported                                        $(2,313)           $  (821)

Stock-based compensation determined
Under APB 25                                                       4                (36)

Deduct: Total stock-based compensation
  expense determined under fair value
  method for all awards                                         (375)              (190)
                                                             -------            -------

Pro forma net loss                                           $(2,684)           $(1,047)
                                                             =======            =======

Basic and diluted net loss per share, as
 reported                                                    $ (0.07)           $ (0.02)
                                                             =======            =======

Basic and diluted net loss per share, pro forma              $ (0.08)           $ (0.02)
                                                             =======            =======

Note 4- SUBSEQUENT EVENTS

      On November 9, 2006, the Board of Directors voted to fill two (2) vacancies on the Board of Directors by electing Michael Klein and Iftach Yeffet, both Company management employees, to fill the vacancies. Previously, the Board of Directors consisted of only five (5) directors. The Company's By-Laws provide for a Board of Directors of up to seven (7) directors. One of the Company's Independent Directors has questioned whether vacancies on the Board existed and has requested that the Board seek an opinion from counsel as to the existence of such vacancies and the process undertaken in selecting the two new Directors.

      On or about November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company's common stock, commenced a derivative action, on behalf of the Company, entitled "Michael Gardner, Derivatively and on Behalf of SecureLogic Corp. v. Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein", in New York Supreme Court, County of New York, alleging, among other things, mismanagement and breach of fiduciary duty by the named directors and officers of the Company. On November 19, 2006, the Board of Directors voted to indemnify Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein in connection with such law suit and advance funds to them for their legal defense; provided, that, such indemnification is consistent with the Company's legal obligations to its directors and officers, and consistent with indemnification agreements between the Company and its directors and officers. In the event, that such indemnification is not consistent with the such agreements, each Director receiving funds has agreed to repay the full amounts received under the indemnification advance.

      On November 19, 2006, the Board of Directors voted to appoint an Executive Committee empowered to act in place of the Board with the full powers and authority otherwise granted to the Board. The members of the Executive Committee are Gary Koren, Shalom Dolev, Michael Klein and Iftach Yeffet, each of which is a member of the Company's management. One of the Company's Independent Directors has voiced strong disapproval of such action. This Independent Director has requested that the Board seek an opinion from counsel as to the need for an Executive Committee to act in lieu of the Board and the selection process involved in choosing the members of such committee.

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

Results of Operations - Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues, Cost of Revenues and Gross Profit

Total revenues for the three month period ended September 30, 2006 were $126,000 an increase of 19% from the comparable period in 2005, when total revenues were $106,000. The primary reason for the Company's continued low level of gross revenues is the Company's decision to focus on sales of its secure advanced baggage handling systems to United States airports, which has not resulted in any sales within the United States.

Our cost of revenues consist of salaries, subcontractor expenses and materials, and for the three month period ended September 30, 2006 increased by 10% to $89,000 from $81,000 for the three month ended September 30, 2005. The increase in cost of revenues in 2006 was primarily attributable to higher revenues in 2006 than in 2005.

Gross profit increased by 48% for the three month period ended September 30, 2006 to $37,000 from $25,000 for the same period in 2005. For the three month period ended September 30, 2006, gross profit as a percentage of sales was 30%, whereas, for the comparable period in 2005 it was 24%.

Operating Expenses

Our operating expenses consists of (a) research and development expenses, (b) sales and marketing expenses, (c) general and administrative expenses and (d) acquisition expenses. Operating expenses for the three month period ended September 30, 2006 were $584,000 as compared to $873,000 for the same period in 2005.

As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash expenses for the three month period ended September 30, 2006 in the amount of $77,000 as compared to income of $36,000 for the same period in 2005.

Set forth below is a detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and are net of any government grants. Research and development expenses for the three month period ended September 30, 2006 decreased by 53% to $202,000 from $434,000 for the three month period ended September 30, 2005. The decrease in research and development expenses during the 2006 period as compared to the 2005 period is primarily attributable to decreased salary expenses due to the implementation of cost cutting plans and to the fact that, in 2005, the Company recorded expenses of $130,000 related to amortization of other intangible assets amortization expenses, while in 2006 we did not recorded such expense. The decrease in expenses was partially off set by non-cash expenses that we recorded as a result of the implementation of FAS123R.

Sales and Marketing

Selling and marketing expenses consist primarily of costs relating to salaries and related expenses for personnel, compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Sales and marketing expenses for the three month period ended September 30, 2006 decreased by 18% to $154,000 from $188,000 for the three month period ended September 30, 2005. The decrease in selling and marketing expenses during the 2006 period is primarily attributable to decreased salary expenses due to the implementation of cost cutting plans. This decrease was partially off set by non-cash expenses that we recoded as a result of the implementation of FAS123R.

General and Administrative

General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. General and administrative expenses for the three month period ended September 30, 2006 decreased by 9% to $228,000 from $251,000 for the three month period ended September 30, 2005. In August 2006, the Company issued to an employee of a former subsidiary and a shareholder, 100,000 shares of the Company's common stock, as part of a settlement of a litigation. Management estimated the fair value of the shares based on the market value of the shares at the time of the transaction. The Company recorded a general and administrative expense of $27,000 for this transaction.

The decrease in general and administrative expenses during the 2006 period as compared to the 2005 period is primarily attributable to decreased salary expenses due to the implementation of cost cutting plans. This decrease was partially off set by non-cash expenses that we recoded as a result of the implementation of FAS123R.

Acquisition Expenses

We had no acquisition expenses for the three months ended September 30, 2006 and for the three months ended September 30, 2005.

Operating Loss

Our operating loss decreased to a loss of $547,000 for three month period ended September 30, 2006 as compared to loss of $848,000 in the comparable period ended September 30, 2005, a reduction of $301,000. This reduction in our loss was primarily attributed to cost cutting plans implement by the Company in 2006.

Financial Income

Financial income for the three month period ended September 30, 2006 was $12,000 as compared to $33,000 financial income for the three month period ended September 30, 2005. The decrease in financial income is attributable to the decrease in the amount of cash, cash equivalents and short time deposits from 2005 to 2006 and thus, a decrease in interest earned on our deposits.

Provision for Income Taxes

Taxes on income for the three month period ended September 30, 2006 were $5,000 as compared to $6,000 for the three month period ended September 30, 2005.

Net Loss and Net Loss Per Share

Net loss for the three month period ended September 30, 2006 was $540,000 or $0.01 per share as compared to a net loss of $821,000 or $0.02 per share for the three month period ended September 30, 2005, a decrease in the amount of loss of $281,000.

Results of Operations - Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues and Cost of Revenues

Total revenues for the nine months ended September 30, 2006 decreased by 39% to $406,000 from $664,000 for the nine months ended September 30, 2005. The primary reason for the Company's continued low level of gross revenues is the Company's decision to focus on sales of its secure advanced baggage handling systems to United States airports, which has not resulted in any sales within the United States.

Our cost of revenues consists of salaries, subcontractor expenses and materials, and for the nine months ended September 30, 2006 were $314,000. Cost of revenues for the nine months ended September 30, 2005 was 314,000 as well.

Gross profit decreased by 74% for the nine months ended September 30, 2006 to $92,000 from $350,000 for the same period in 2005. For the nine months ended September 30, 2006, gross profit as a percentage of sales was 23% and for the comparable period in 2005 it was 53%. The decrease in gross profit as a percentage of sales in 2006 was primarily attributable to the Company performing projects in 2006 which had lower gross profit margins than in 2005.

Operating Expenses

Our operating expenses consists of (a) research and development expenses, (b) sales and marketing expenses, (c) general and administrative expenses and (d) acquisition expenses. Operating expenses for the nine month period ended September 30, 2006 were $2,237,000 as compared to $2,606,000 for the same period in 2005. As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash expenses for the nine month period ended September 30, 2006 in the amount of $310,000 as compared to $4,000 for the same period in 2005.

Set forth below is a detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and are net of any government grants. Research and development expenses for the nine month period ended September 30, 2006 decreased by 35% to $650,000 from $1,001,000 for the nine month period ended September 30, 2005. The decrease in research and development expenses during the 2006 period as compared to the 2005 period is primarily attributable to decreased salary expenses resulting from the implementation of cost cutting plans and to the fact that in 2005, the Company recorded expenses of $200,000 related to amortization of other intangible assets amortization expenses, while in 2006 we did not recorded such expense. The decrease in expenses was partially off set by non-cash expenses that we recorded as a result of the implementation of FAS123R.

Sales and Marketing

Selling and marketing expenses consist primarily of costs relating to salaries and related expenses for personnel, compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Sales and marketing expenses for the nine month period ended September 30, 2006 increased by 3% to $710,000 from $692,000 for the nine month period ended September 30, 2005. The increase in selling and marketing expenses during the 2006 period is primarily attributable to increase in sales and marketing headcount and to non-cash expenses that we recoded as a result of the implementation of FAS123R. This increase was partially off set by decreased salary expenses due to the implementation of cost cutting plans.

General and Administrative

General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. General and administrative expense for the nine month period ended September 30, 2006 increased by 25% to $877,000 from $699,000 for the nine month period ended September 30, 2005. In August 2006, the Company issued to an employee of a former subsidiary and a shareholder, 100,000 shares of the Company's common stock, as part of a settlement of litigation. Management estimated the fair value of the shares based on the market value of the shares at the time of the transaction. The Company recorded a general and administrative expense of $27,000 for this transaction. The increase in general and administrative expenses during the 2006 period as compared to the 2005 period is primarily attributable to non-cash expenses in the amount of $249,000 that we recoded in 2006 as a result of the implementation of FAS123R. This increase was partially offset by decreased salary expenses due to the implementation of cost cutting plans.

Acquisition Expenses

There were no acquisition expenses for the nine months ended September 30, 2006. Acquisition expenses for the nine months ended September 30, 2005 were $214,000 and were related to our May, 2005 acquisition of SpaceLogic, Ltd.

Operating Loss

Operating loss decreased to a loss of $2,145,000 for the nine month period ended September 30, 2006 as compared to loss of $2,256,000 for the nine month period ended September 30, 2005, representing a decreasing loss of $111,000. This decrease in our loss is a result of the above-mentioned reasons.

Other Income

The Company had other income of $568,000 in the nine month period ended September 30, 2006 as compared to none in the same period in 2005. All of the $568,000 was a result of a settlement paid to the Company by Vinci Airports US, Inc. ("Vinci"), which settled the law suit filed against Vinci by the Company's SpaceLogic, Ltd. subsidiary. The $568,000 amount represents a settlement payment in the amount of $250,000 (less legal fees and expenses in the amount of $100,000 which were deducted directly from the settlement amount) plus a waiver by Vinci of its claim for the repayment of a $418,000 loan previously made in connection with a joint venture between the parties.

Financial Income

Financial income for the nine month period ended September 30, 2006 was $15,000 as compared to $40,000 financial expenses for the nine month period ended September 30, 2005 when expenses were recorded in connection with a secured bridge note, taken in February 2005, from an affiliated party in the amount of $500,000, which was paid in full on May 12, 2005.

Provision for Income Taxes

Taxes on income for the nine month period ended September 30, 2006 was $20,000 as compared to $17,000 for the nine month period ended September 30, 2005.

Net Loss and Net Loss Per Share

Net loss for the nine month period ended September 30, 2006 was $1,582,000 or $0.03 per share as compared to a net loss of $2,313,000 or $0.07 per share for the nine month period ended September 30, 2005, a decrease of $731,000.

Liquidity and Capital Resources

As of September 30, 2006, total current assets were $2,332,000 and total current liabilities were $1,998,000. On September 30, 2006, we had a working capital surplus of $334,000 and an accumulated deficit of $7,172,000. On September 30, 2006, the Company had a cash balance of $1,555,000. The Company expects that its net working capital surplus will continue to decrease as a result of increased US marketing efforts and increased research and development efforts. Net cash used in operating activities during the nine months ended September 30, 2006 was $1,923,000 as compared to net cash used in operating activities of $1,718,000 in the comparable period in 2005.

Net cash provided by investment activities was $119,000 for the nine months ended September 30, 2006 as compared to $4,562,000 for the comparable period in 2005.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $0 as compared to $1,995,000 for the comparable period in 2005.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses. We therefore are seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable terms or at all.

Our financial statements for the period ended September 30, 2006 include a "going concern" note. Such "going concern" note may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock. In addition, the derivative law suit commenced against the Company may make it more difficult for us to raise funds when needed.

In order to preserve cash resources, on April 26, 2006 and August 6, 2006, the Company's Board of Directors approved cost cutting plans designed to reduce expenses until such time as sales revenues increase. However, there can be no assurance that, based upon our calendar year 2005 and 2006 historical results, sales revenue will increase to a level so that we will not require significant amounts of additional capital in the foreseeable future. As stated, we will need to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

SECURELOGIC CORP.
(Registrant)

/s/ Gary Koren                                           Date: November 20, 2006
-------------------------------------------------------------
(Gary Koren, Chief Executive Officer, President and Director)

/s/ Tomer Nahum                                          Date: November 20, 2006
-------------------------------------------------------------
 (Tomer Nahum, Chief Financial Officer)