Form 10KSB
period 2006-12-31
SecureLogic Corp
filed 2007-04-12
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

SECURELOGIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA	77-0571784
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

43 Hemelacha Street
Netanya 42505, Israel
(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (866) 838-1102

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by mark (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Issuer's revenues for its most recent fiscal year: $1,297,000.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 26, 2007: $1,752,453

Number of shares outstanding of each of the registrant's classes of common stock as of March 28, 2007: Common Stock: 55,947,331

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

SECURELOGIC CORP.
2006 FORM 10-KSB ANNUAL REPORT

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

FORWARD-LOOKING STATEMENTS

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management’s Discussion and Analysis contained in its various SEC filings. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements. You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. None of the Company’s forward-looking statements should be relied upon as a prediction of actual results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These are described in the Risks and Uncertainties section of the Management’s Discussion and Analysis.

PART I

ITEM 1. BUSINESS

SecureLogic Corp. (the “Company” or “SecureLogic”) specializes in airport security software and systems, baggage handling systems, material handling systems and integration of warehousing and distribution solutions. The Company develops and markets software and systems that manage the security screening operations of baggage and people through airports, as well as, systems for materials handling and warehouse management. SecureLogic's airport security systems integrate unique security methodologies with state-of-the-art screening and baggage handling technologies, providing a comprehensive baggage screening and passenger screening security solution.

Our principal executive offices are located at 43 Hamelacha Street, Netanya, Israel, and our telephone is (866) 669-6120. Our Web site can be found at www.secure-logic.net.

Company History

The company was incorporated on March 26, 1997 as a Nevada Corporation. Formerly, the Company provided software products that served the consumer, small business and corporate enterprise markets through two wholly-owned operating subsidiaries, then-known as Aladdin Systems, Inc. ("Aladdin Systems") and Aladdin Enterprise Solutions, Inc. ("Aladdin Enterprise"). In April 2004, in two unrelated transactions, we sold our operating subsidiaries. On November 11, 2004, we then changed our corporate name to "Monterey Bay Tech, Inc."

On December 20, 2004, we signed a Letter of Intent to acquire SpaceLogic, Ltd., a privately held Israeli corporation ("SpaceLogic") that focused on the airport security screening market and airport baggage handling market. On February 17, 2005, we executed a Stock Purchase Agreement with SpaceLogic and its stockholders, pursuant to which we agreed to purchase all of the issued and outstanding capital stock of SpaceLogic from its stockholders (the “SpaceLogic Transaction”).

On May 11, 2005, we changed our name to SecureLogic Corp. On May 12, 2005, we completed the SpaceLogic Transaction by acquiring all of the issued and outstanding capital stock of SpaceLogic, making SpaceLogic a wholly-owned subsidiary, in exchange for a total of 33,253,611 newly issued shares of the Company’s common stock, which represented 59.8% of the Company’s then outstanding common shares. The acquisition was accounted for as a reverse acquisition and as the shareholders of SpaceLogic (as a group) received the largest ownership interest in the Company, SpaceLogic was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of SpaceLogic. Simultaneously, we also acquired SpaceLogic’s wholly-owned SecureLogic, Ltd. subsidiary.

Current Business Focus

Since the acquisition of SpaceLogic, we have focused our business primarily on the airport security screening market. We develop and market software products for the command, control and monitoring of complex security screening operations. SecureLogic~~'~~’s systems utilize proprietary methodologies to manage and direct passenger and baggage security screening systems. Our iScreen security screening software and solutions are integrated with screening equipment, passenger data, baggage handling and other material handling systems, and information systems at various terminals. Our comprehensive baggage screening and passenger screening solutions are designed for airports, seaports, border-crossings and other complex transfer points. Although the Company has now refocused its business towards being a software developer and systems integrator specializing in airport security screening systems, we continue to maintain our legacy airport baggage handling activities.

Our business is divided into two product lines:

Airport Security Screening Systems

Automated Baggage Handling and Material Handling Systems

Airport Security Screening Systems

The SecureLogic iScreen product line provides innovative control software systems for efficient and effective airport checked baggage screening and passenger screening. It automates traditional human screening procedures to enable the deployment of large-scale screening operations for airports, border-crossings and other complex transfer points. Our iScreen software systems integrate unique security methodologies with state-of-the-art screening and baggage handling technologies, providing a comprehensive control package for baggage screening and passenger screening operations. iScreen ensures efficient and cost-effective automation of security screening and baggage handling for an airport~~'~~’s checked baggage handling operation and enhances the capabilities of airports to meet their significant managerial and control challenges.

The iScreen software differs from most hold baggage handling and screening systems by providing a unique screening process for each individual bag. This core feature ensures that screening intensity for each checked bag fits the perceived risk level for the bag and the passenger associated with the bag. Our proprietary algorithms generate unique screening routing directions for each bag, according to the specific, individualized risk level parameters which can be designated by the user, retrieved by the software from internal and external sources or any combination thereof. Thus, individual baggage can be assigned different security procedures based upon risk parameters such as destination, airline or even random bag designation for more stringent searches. Once a screen level is set for a bag, the system then appropriately routes the bag to be processed in accordance with the risk level assigned to that bag.

Since airport screen operations are not uniform, we have developed two different versions of iScreen to meet the needs of different airports:

iScreen-Line - for fully automated checked baggage screening operations and designed for airport terminals utilizing fully automated baggage handling systems; and

iScreen-Node - for non-automated hold baggage screening operations and designed for airport terminals where checked baggage screening is typically conducted in terminal lobbies, as well as for special checked baggage screening operations (e.g. for odd-shaped and oversized bags; curbside check-in etc.).

Among the innovative features and functionality of all the iScreen products are the following:

• iScreen products afford airport security managers the flexibility to easily and dynamically adjust screening procedures according to risk level and in response to operational considerations such as load level, capacity and workforce;

• iScreen integrates the various screening operations within the checked baggage security system with the routing procedures necessary to safely screen and transport checked baggage through an airport’s baggage handling operation as well as the screening of passengers and their carry-on items;

• iScreen supports the operation of existing explosive detection systems, explosive trace detectors and automated technologies screening machines as well as baggage handling controls and hardware;

• iScreen’s modular programming structure ensures rapid and economical deployment. Proprietary algorithms are utilized to establish a specific routing plan for each checked bag through the airport’s various explosive detection systems and manual screening operations;

• iScreen combines proprietary software with third party databases and existing operational procedures to provide airport management with the advanced easy-to-use tools they need to optimize the screening process for each and every bag; and

• iScreen provides airport security managers with the ability to monitor real-time screening loads, screening equipment and screener availability for the management and optimization of resources and screening capacities, at low and high load intervals.

Additional product applications for iScreen include efficient and effective screening of baggage in terminals at seaports, border-crossings and other security screening operations.

We are working closely with governmental regulators and airports for the deployment of iScreen in several major airports. The United States Transportation Security Administration (“TSA”) a division of the Department of Homeland Security, awarded a Single Source Contract to SpaceLogic to install iScreen Node in a major US metropolitan airport for a pilot program. It is expected that the system will be fully installed for operation in the pilot airport by mid-2007.

Automated Baggage Handling and Material Handling Systems

We provide integrated systems that combine automated equipment controlled by our software with the most advanced third party hardware systems, allowing for rapid implementation of airport baggage handling systems as well as material handling systems. Special emphasis is given to high quality and on-time supply of fully operational turnkey systems.

FlowX - ChainLogic’s warehouse management system software solution optimizes the logistic operations of warehouses, distribution centers, retailers and archives and record storage facilities.

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

Product Support

We employ two full-time support personnel who provide technical support services to customers by email, on-site consultation, telephone and fax. Support services include resolving issues related to the performance of our systems and its interoperability with user’s existing computer systems and software, solving problems with software operation and suggesting solutions to computing issues.

Sales and Marketing

The SpaceLogic and SecureLogic product suites are sold directly to the TSA for U.S. airport use and to foreign airports outside of the U.S by our in-house sales and marketing personnel and through joint ventures with strategic partners from relevant industries. Generally, in the future, we intend to partner with established airport security vendors and system integrators to supply our flagship iScreen-Line software package as well as providing integration, adaptation and system configuration services, as required.

Product Development

We utilize internal resources as well as contractors for the development of our software products. Our future financial performance will depend, in part, on the successful development of enhanced versions of our existing software products, on the development, completion, and introduction of new products and customer acceptance of those products. There is no assurance that we will avoid difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products. There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis or without the expenditure of substantial funds. For the fiscal years ending December 31, 2006 and 2005, we spent approximately $799,000 and $2,721,000 (including the amortization of intangible assets in the amount of $1,579,000) in research and development costs of our products.

Competition

We believe that we currently have no direct competitors for our iScreen product lines and in 2005, the TSA awarded us a single source contract to conduct a pilot program of our iScreen Node aviation security software at a U.S. airport. There can be no assurance that other companies involved in systems integration of baggage handling systems will not seek to develop competing software products.

We have numerous competitors for our baggage handling services and systems integration business in the form of the various baggage handling equipment providers, system integrators, explosive detection system providers and other detection equipment manufacturers.

We have numerous competitors for our warehouse management software product including major software vendors such as SAP, Oracle, Manhattan Associates, Catalyst and Red Prairie.

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

We regard our software as proprietary and attempt to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into software license agreements. In connection with Copyrights to software, as a general rule, for works created after January 1, 1978, copyright protection lasts for the life of the author plus an additional 70 years. For an anonymous work, a pseudonymous work, or a work made for hire, the copyright endures for a term of 95 years from the year of its first publication or a term of 120 years form the year of its creation, whichever expires first in accordance with the provisions of the US Copyright Act. We license our software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret. Computer software generally can be patented only with difficulty and existing copyright laws afford only limited practical protection. On a regular basis, we evaluate our development efforts to determine if patent protection would be applicable. Patents run for a period of at least 20 years from the application date of the patent. We currently have a pending US patent Application No. 10/516,010 for SCREENING SYSTEMS FOR OBJECTS IN TRANSIT as well as corresponding pending patent applications in Europe, Canada, Israel and PCT (Nos. 03730442.5, 2,487,563, 150251 and PCT/IL03/00488, respectively). We are about to file a US divisional application.

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

Suppliers

We produce our own software and typically do not depend on suppliers for any part of our software product offerings. On occasion, in connection with our systems integration business, we purchase third party equipment and services for baggage handling such as conveyor sections, switching equipment, control panels, etc. Such products are available from numerous third party manufacturers and distributors.

Employees

As of December 31, 2006, we employed 14 full-time employees in the following departments: six in research and development, five in marketing, sales and support and three in executive, general and administrative.

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

Subsidiaries

SecureLogic, Inc. (100% owned)
SpaceLogic, Ltd. (100% owned)
ChainLogic, Ltd. (55% owned) Non operational
SecureLogic, Ltd. (100% owned)

ITEM 2. PROPERTIES

Our offices consist of approximately 4,100 square feet of office space in Netanya, Israel. This facility is leased pursuant to a lease expiring in 2008, which is earlier terminable upon six months notice. The annual rent is approximately $45,000. We believe that our current office space is sufficient to cover foreseeable future growth.

ITEM 3. LEGAL PROCEEDINGS

Our SpaceLogic, Ltd. subsidiary brought an action against a former joint venture partner for breach of contract in the United States District Court for the Eastern District of New York, entitled “SpaceLogic Ltd. v. Vinci Airports US, Inc. 02 Civ. 3957 (JS) (ARL)” on July 10, 2002. The action sought damages against Vinci Airports US, Inc. in an amount in excess of $50 million for breach of a joint venture agreement between the parties. The defendant has filed a counterclaim against the SpaceLogic in the amount of $418,000 for alleged breach of the same agreement. The parties entered into a settlement agreement pursuant to which Vinci Airports US paid the sum of $250,000, which was paid to SpaceLogic in April 2006, and forgave the $418,000 Vinci Airports US alleged was owed by SpaceLogic.

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company's common stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of our Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purports to be a shareholder derivative action, alleging the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board. The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order.  On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company.  On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company.  On March 21, 2007, Plaintiffs filed a motion to disqualify Pepper Hamilton LLP from representing Defendants.  On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action.  All of the motions filed since the removal of the case to federal court remain pending.  The Company may be obligated to indemnify the officers and directors named as Defendants in this action for some or all of their respective litigation expenses. The Company has already advanced an aggregate of $160,000 in indemnification payments to such officers and directors. Whether or not these officers and directors will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. At this time we are unable to state whether an outcome adverse to the Company or to the Defendants is either probable or remote, nor are we able to assess the amount or range of any loss in the event of an unfavorable outcome.

A suit for $260,000 regarding a project implemented by the Company in 2006 was brought against a customer of the Company at the Tel Aviv local court on March 7 2007. The suit relates to various claims regarding three bids for supply of automated storage systems that were awarded to that customer. The Company is not a party to this suit. However, the Company has committed to cover the customer's costs in case of legal proceedings related to this project. The Company believes that the this matter will not have a material adverse effect on the results of operations, liquidity, or financial condition, but there can be no assurance that the Company will necessarily prevail, due to the inherent uncertainties in litigation.

On November 15, 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced $25,000 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. At this stage the Company is unable to determine whether this litigation would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2006, there were 65 stockholders of record. The Company believes that it has approximately 500 beneficial stockholders.

The Company’s common stock trades on the Over-The Counter Bulletin Board under the symbol: SLGI.

The following table sets forth the range of high and low bid prices per share of common stock as provided by Yahoo Finance. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

	Common Stock
	Low	High
Quarter ended:
March 31, 2005	0.55	1.34
June 30, 2005	1.22	1.95
September 30, 2005	1.25	1.80
December 31, 2005	0.85	1.25
March 31, 2006	0.55	1.05
June 30, 2006	0.46	0.90
September 30, 2006	0.14	0.65
December 31, 2006	0.10	0.20

The Company has never declared, nor has it paid, any cash dividends on its Common Stock.

Sales of Unregistered Securities

In August 2006, the Company issued to a consultant, 100,000 shares of the Company's common stock, as compensation for services he granted to the company. The issuance of these shares of common stock was made in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

During 2006, we implemented a cost cutting plan, which included executive salary reductions, a lay-off of employees, shutting down the ChainLogic subsidiary and freezing the ChainLogic product line. Those actions were taken in order to decrease our burn rate and to focus on the airport security screening market. We recently received an award of a $1.6 million contract to install an automated material handling system in Israel. The system will be installed by our SpaceLogic subsidiary, and we expect to complete the installation by the fourth quarter of 2007. Despite these measures, our business is subject to risks beyond our control that can negatively impact our business, results of operations, and financial condition. Further, we believe that our existing cash together with cash generated from operations may only be sufficient to support our operations until October 2007. For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

The following table sets forth certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Year ended December 31 (in thousands, except per share amounts)
Consolidated Statements of Operations Data:	2006	2005
Revenues	$1,297	$807
Costs and expenses:
Cost of revenues	1,075	674
Selling and marketing expense	854	943
Research and development costs, net	799	1,142
Amortization of Intangible Asset	-	1,579
General and administrative expenses	1,102	965
Acquisition Expenses	-	214
Total costs and expenses	3,830	5,517
Operating loss	(2,533)	(4,710)
Financial income (expenses), net	22	(20)
Other income	568
Loss before taxes on income	(1,943)	(4,730)
Taxes on income	(20)	(20)
Net loss	(1,963)	(4,750)
Basic and diluted net income per share	(0.035)	(0.120)

The following table sets forth, as a percentage of total revenues, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Year ended December 31 (in Percentage)
Consolidated Statements of Operations Data:	2006	2005
Revenues	100%	100%
Costs and expenses:
Cost of revenues	83%	84%
Selling and marketing expense	66%	117%
Research and development costs	62%	143%
Amortization of Intangible Asset	-	196%
General and administrative expenses	85%	120%
Acquisition Expenses	-	27%
Total costs and expenses	295%	684%
Operating loss	(195%)	(584%)
Financial income (expenses), net	2%	(2%)
Other income	44%	-
Loss before taxes on income	(150%)	(586%)
Taxes on income	(2%)	(2%)
Net loss	(151%)	(588%)

Revenues and Cost of Revenues

Total revenues for the year ended December 31, 2006 increased by 61% to $1,297,000 from $807,000 for the year ended December 31, 2005. The primary reason for the increase in revenues was the completion of projects during 2006.

Cost of revenues for the year ended December 31, 2006 increased by 59% to $1,075,000 from $674,000 for the year ended December 31, 2005. The increase in cost of revenues in 2006 was primarily attributable to the increase in revenue.

Gross profit increased by 67% for the year ended December 31, 2006 to $222,000 from $133,000 for the same period in 2005. The increase in gross profit in 2006 was primarily attributable to the increase in revenue. For the year ended December 31, 2006, gross profit as a percentage of sales was 17% and for the comparable period in 2005 was 16%.

Operating Expenses

Operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses, (c) general and administrative expenses and (d) acquisition expenses. Operating expenses for the year ended December 31, 2006 decreased by 43% to $2,755,000 from $4,843,000 for the similar period in 2005. Operating expenses as a percentage of revenue decreased from 600% in 2005 to 212% in 2006. The decrease in operating expenses was primarily due to the fact that in 2005 we recorded the following one-time expenses (i) accrual of additional non-cash severance expense in the amount of approximately $300,000 required by Israeli law, which expenses were associated with a change in January, 2005, in the method that compensation is paid to senior management, (ii) acquisition expenses in the amount of $214,000, and (iii) amortization of certain intangible assets in connection with our May, 2005 acquisition of SpaceLogic in the amount of $1,579,000.

Set forth below are the details related to the components categories of operating expenses.

Research and Development

Research and development expense for the year ended December 31, 2006 decreased by 71% to $799,000 from $2,721,000 for the year ended December 31, 2005. Research and development expense as a percentage of revenue decreased from 337% in 2005 to 62% in 2006. The decrease in research and development expenses is mainly due to implementation of cost cutting plans and to the fact that in 2005 we recorded $1,579,000 amortization expenses of certain intangible assets in connection with our May, 2005 acquisition of SpaceLogic.

Sales and Marketing

Sales and marketing expense for the year ended December 31, 2006 decreased by 9% to $854,000 from $943,000 for the year ended December 31, 2005. Sales and marketing expense as a percentage of revenue decreased from 117% in 2005 to 66% in 2006. The decrease in sales and marketing expenses during 2006 is mainly due to implementation of cost cutting plans.

General and Administrative

General and administrative expense for the year ended December 31, 2006 increased by 14% to $1,102,000 from $965,000 for the year ended December 31, 2005. General and administrative expense as a percentage of revenue decreased from 120% in 2005 to 85% in 2005. The increase in general and administrative expenses is attributable mainly, to two reasons. First, in August 2006, the Company issued to a consultant, 100,000 shares of the Company's common stock, as compensation for services he granted to the Company in 2003. Management estimated the fair value of the shares based on the market value of the shares at the time of the transaction. The Company recorded a general and administrative expense of $27,000 for this transaction. Second, non-cash expenses in the amount of $307,000 that we recoded as a result of the implementation of FAS123R. This increase was partially off-set by the implementation of cost cutting plans.

Acquisition expenses

There were no acquisition expenses for the year ended December 31, 2006. Acquisition expenses for the year ended December 31, 2005 were $214,000.

Operating Loss

Operating loss decreased to a loss of $2,533,000 for year ended December 31, 2006 as compared to a loss of $4,710,000 for the year ended December 31, 2005, a decrease of $2,177,000. This decrease is due to the factors discussed above.

Financial income/expenses

Financial income for the year ended December 31, 2006 was $22,000, compared with financial expenses of $20,000 for the year ended December 31, 2005. Expenses in 2005 are mainly due to financial expenses recorded due to a secured bridge note, taken in February 2005, from an affiliated party in the amount of $500,000, which was paid in full in May, 2005.

Provision for Income Taxes

Taxes on income for the year ended December 31, 2006 and for the year ended 2005 were $20,000.

Net Loss and Net Loss Per Share

Net loss for the year ended December 31, 2006 was $1,963,000 or $0.035 per share as compared to a net loss of $4,750,000 or $0. 12 per share for the year ended December 31, 2005, a decrease of $2,787,000. This decrease is due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2006, total current assets were $1,391,000 and total current liabilities were $1,414,000. At December 31, 2006, we had a working capital deficiency of $23,000 and an accumulated deficit of $7,553,000. At December 31, 2006, the Company had a cash balance of $926,000.

Net cash used in operating activities during the year ended December 31, 2006 was $2,399,000 as compared to net cash used in operating activities of $3,204,000 in the comparable period in 2005. The major effect on operating cash flows for the period relatively to the prior period was a net loss of $1,963,000 relative to a net loss of $4,750,000 partly offset by depreciation and amortization of $1,618,000 in 2005.

Net cash used in investment activities was $14,000 for the year ended December 31, 2006 as compared to net cash provided by investment activities of $4,519,000 for the comparable period in 2005. The primary reason for the decrease in net cash provided by investment activities was the receipt of cash from a subsidiary in connection with the reverse acquisition on May 2005.

Net cash provided by financing activities for the year ended December 31, 2006 was zero as compared to $1,995,000 for the comparable period in 2005. The increase was a result of the issuance of common stock to investors who invested $2,000,000 into the Company in May 2005.

The Company believes that its existing cash together with cash generated from operations should be sufficient to support its operations for until October 2007; provided that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. We have undertaken several cost cutting measures designed to reduce our operating expenses, including freezing development of our ChainLogic product line, employee lay-offs, and a reduction of executive salaries. Additional cost-cutting measures may be necessary in the event we do not obtain adequate working capital during 2007. Further, we expect the announcement of our recent award of a $1.6 million contract to install an automated material handling system in Israel to provide some working capital during 2007. The system will be installed in Israel by our SpaceLogic subsidiary, and we expect to complete the installation by the fourth quarter of 2007. However, there can be no assurance that, based upon our calendar year 2006 historical results or the above-described activities, that we will not require significant amounts of additional capital in the foreseeable future because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements in conformity with the accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions.

We believe that the following accounting policies are the most critical to our financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

•  Revenue recognition

1. Revenues from sale of software and products

Revenues from the sale of software are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. However, the Company has adopted Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the “residual method” when Vendor Specific Objective Evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for all of the delivered elements. Under the residual method any discount in the arrangement is allocated to the delivered elements.

Revenues from the sale of software licenses are recognized when delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, vendor specific objective evidence exists to allocate total fees to elements of the arrangement and persuasive evidence of an arrangement exists.

The Company also generated revenues from products sales which are recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” when delivery has occurred and, where applicable, after installation has occurred, there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist. In cases where delivery has occurred but the required installation has not been performed, the Company does not recognize the revenue until the installation is completed.

2. Revenues from maintenance services and support Revenues from maintenance services and support are recognized on a straight-line basis over the term of the maintenance services and support agreement.

Our audited financial statements as of December 31, 2006 contain further discussions on our critical accounting policies and estimates.

We have no off-balance sheet arrangements.

RISKS AND UNCERTAINTIES

Risks and uncertainties for the Company include, but are not limited to:

•	Adoption by airports of our iScreen product line;

•	Failure to successfully complete TSA and other government pilot projects and approval processes; and

•	Potential product obsolescence of our legacy products

The preceding statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund our working capital needs from cash flow.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

SECURELOGIC CORP.

We have audited the accompanying consolidated balance sheet of Securelogic Corp. ("the Company") and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' deficiency and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficiency that raises doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
April 1, 2007

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands, except share data)

	December 31,
	Note	2006
CURRENT ASSETS:
Cash and cash equivalents	3	$926
Short-term bank deposits	4	170
Trade receivables		200
Work in process		6
Other accounts receivable	5	89
		1,391

LONG-TERM DEPOSITS:

Long term bank deposit		128
Long-term deposit		18
Severance pay funds	2	196
		342

PROPERTY AND EQUIPMENT, NET	6	136
		$1,869

CURRENT LIABILITIES:
Trade payables		$239
Other accounts payable	7	396
Deferred revenues		50
Deferred tax liability		729

		1,414
LONG-TERM LIABILITIES:
Long-term loans	8	3
Accrued severance pay	2	766

		769

GUARANTEES, CHARGES, CONTINGENCIES AND COMMITMENTS	10

SHAREHOLDERS' DEFICIENCY

Share capital	11
Common stock of $ 0.001 par value -
Authorized: 100,000 shares;
issued and outstanding: 55,947,331 shares		56
additional paid-in capital		7,203
Accumulated other comprehensive income:
Foreign currency translation adjustments		(20)
Accumulated deficit		(7,553)
		(314)
		$1,869

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

		For the year ended December, 31
	Note	2006	2005
Revenues		$1,297	$807

Cost of revenues		1,075	674

Gross profit		222	133

Research and development costs, net	12A	799	2,721
Selling and marketing expenses		854	943
General and administrative expenses		1,102	965
Acquisition expenses		-	214
		2,755	4,843

Operating loss		(2,533)	(4,710)

Financial income (expenses), net		22	(20)

Other income	12B	568	-

Loss before taxes on income		(1,943)	(4,730)

Taxes on income	9	(20)	(20)

Net loss		$(1,963)	$(4,750)
Basic and diluted net loss per share		(0.035)	(0.120)
Weighted average number of common shares used in computing basic and diluted net loss per share		55,880,664	39,481,693

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
STATEMENTS OF SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOS
(U.S. dollars in thousands, except share data)

	Number of common shares $0.001 par value	Share capital	Additional paid-in capital	Deferred Stock-based compensation	Accumulated other comprehensive income	Accumulated deficit	Comprehensive loss	Total shareholders' Equity (deficiency)

Balance as of December 1, 2006	55,847,331	$56	$6, 797	$(9)	$16	$(5,590)		$1,270

Shares issued to consultants, valued $27,000	100,000	-	27	-	-	-	-	27

Amortization of deferred stock-based compensation	-	-	-	9	-	-	-	9

Stock based compensation	-	-	379	-	-	-	-	379

Foreign currency translation adjustments	-	-	-	-	(36)	-	(36)	(36)

Net loss	-	-	-	-	-	(1,963)	(1,963)	(1,963)

Comprehensive loss	-	-	-	-	-	-	$(1,999)	-

Balance as of December 31, 2006	55,947,331	$56	$7, 203	$-	$(20)	$(7,553)		$(314)

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	For the year ended December, 31
	2006	2005
Cash flows from operating activities:
Net loss	$(1,963)	$(4,750)
Depreciation and amortization	458	1,618
Accrued severance pay, net	83	337
Loss from sale of equipment	3	4
Impairment of long-lived assets	45	6
Decrease (increase) in trade receivables	(114)	56
Decrease (increase) in other accounts
receivable and prepaid expenses	78	(56)
Decrease (increase) in work in process	(6)	35
Decrease (increase) in long term receivables	3	(20)
Decrease (increase) in trade payables	(413)	385
Decrease in other payables	(618)	(814)
Increase in deferred revenues	50	-
Decrease in long term loan payable	(5)	(5)
Net cash used in operating activities	(2,399)	(3,204)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(45)
Acquisition of a subsidiary in connection with reverse acquisition (Appendix A)	-	1,738
Repayment of notes receivables	130	2,741
Proceeds from sales of equipment	7	7
Short-term bank deposits, net	(25)	78
Long-term bank deposits, net	(121)	-
Net cash (used in) provided by investing activities	(14)	4,519

Cash flows from financing activities:
Repayment of short-term credit	-	(5)
Issuance of common stock	-	2,000
Net cash provided by financing activities	-	1,995

Effect of exchange rate changes on cash balance	12	(1)
Net change in cash and cash equivalents	(2,401)	3,309
Cash and cash equivalents at the beginning
of the period	3,327	18
Cash and cash equivalents at the end
of the period	$926	$3,327

NON-CASH ACTIVITIES
Acquisition of intangible asset in connection with
reverse acquisition	$-	$1,579

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
STATEMENTS OF CASH FLOWS (CONT.)
(U.S. dollars in thousands)

	For the year ended December, 31
	2006	2005

Appendix A
Acquisition of a subsidiary in connection with reverse acquisition, net of cash acquired

Working capital- excluding cash	-	$(1,342)
Long term notes receivable	-	(130)
Issuance of shares in connection with reverse acquisition	-	3,210
	$-	$1,738

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 1 -  GENERAL

A.
SecureLogic Corp. (formerly: Monterey Bay Tech, Inc.) (“the Company” or “SecureLogic” was incorporated in Nevada. The Company and its subsidiaries (“the Group”) have been involved in Airport Baggage Handling Systems, as well as Automated Materials Handling Systems. The Company has sold Warehouse Management Systems (“WMS”) using its proprietary software for several years.

The Company develops and markets systems that optimize the screening of bags and people through airports, seaports, border-crossings, or any other security screening operation. The Company’s systems integrate unique security methodologies with state-of-the-art screening and baggage handling technologies, providing a comprehensive baggage screening and passenger screening security solution.

B.	Reverse Acquisition

On May 10, 2005, the Company amended its Articles of Incorporation to change its name from Monterey Bay Tech, Inc. to "SecureLogic Corp.”

On May 12, 2005, pursuant to the terms of a Stock Purchase Agreement dated February 17, 2005 by and between the Company, SpaceLogic, Ltd., an Israeli corporation (“SpaceLogic”) and the shareholders of SpaceLogic, the Company acquired all of the issued and outstanding shares of SpaceLogic, in exchange for a total of 33,253,611 newly issued shares of the Company’s common stock, which represented 59.8% of the Company’s common shares.

The acquisition was accounted for as a reverse acquisition. As the shareholders of SpaceLogic (as a group) received the largest ownership interest in the Company, SpaceLogic was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of SpaceLogic.

On May 11, 2005, the Company issued 4,407,704 newly issued shares of common stocks and four-year warrants to purchase 4,407,704 shares of the Company’s common stock at a price of $1.50 per share, to a total of nine accredited and/or sophisticated investors who paid, in the aggregate, a total of $2,000. In addition, the Company issued 3,305,780 shares to consultants in connection with the reverse acquisition in consideration of financial advisory services provided in connection with the transaction and 1,663,933 shares paid to an Israeli consultant representing 5% of the consideration paid to the SpaceLogic shareholdersas a finder's fee.

On February 2005, SpaceLogic, obtained a secured bridge loan of $500 from two investors, bearing interest at a rate of 6% per annum and a commitment to issue 110,000 common shares of the Company. Substantially all of SpaceLogic's assets, including its intellectual property, are secured the bridge loan. The bridge loan and the interest were paid back on May 12, 2005. In addition, on May 12, 2005 the Company issued 110,000 newly issued shares of common stock in accordance with the loan agreement to those two investors.

On May 12, 2005, the Company also acquired the remaining 15% interest in SecureLogic, Ltd., an Israeli corporation (a subsidiary of SpaceLogic), which was not already owned by SpaceLogic, in exchange for an additional 3,509,967 newly issued shares of the Company’s common shares. The excess of the purchase price over the fair value of the net tangible assets acquired, in the amount of $1,579 thousand, has been allocated to technology asset and was to be amortized over its estimated useful life, which was 3-years. Due to the adjustments of the revenues forecast, the Company wrote-off in the fourth quarter of 2005, the entire net book value of the asset.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 1 --  GENERAL (Cont.)

C.	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2006, resulted in a net loss of $1,963 and the Company’s balance sheet reflects a net shareholders' deficit of $314. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from potential shareholders and increasing the marketing of its current and new products.

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

FINANCIAL STATEMENTS IN U.S. DOLLARS

The reporting currency of the Company is the U.S. dollar (“dollar").

The dollar is the functional currency of the Company and its subsidiary in the United States. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All exchange gains and losses from re-measurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

The functional currency of the Israeli Subsidiaries is the New Israeli Shekel ("NIS"). Their financial statements are translated into dollars in accordance with the principles set forth in SFAS No. 52. The translation of assets and liabilities is at year-end exchange rates; results of operations have been translated at average exchange rates. The translation adjustments are included in accumulated other comprehensive income in shareholders' deficiency.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary (the “Group”). Intercompany transactions and balances have been eliminated upon consolidation.

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

Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

years

Motor vehicles	7
Office furniture and equipment (including computers)	3-17

The Company’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2006, impairment losses of $56 have been identified.

DEFERRED TAXES

The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No.109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

SEVERANCE PAY

The liabilities of the Group for severance pay are calculated based on the most recent salary of the employees as of the balance sheet date in accordance with Israeli Severance Pay Law.

The Company’s obligation for severance pay is provided by monthly deposits with insurance companies (“Severance pay funds”). Severance pay funds presented in the balance sheet include profits accumulated to balance sheet date. The amounts deposited may only be withdrawn after fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrender value of these funds and includes immaterial profits.

Severance pay expenses for the years ended December 31, 2006 and 2005 amounted to approximately $116 and $144 respectively.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

STOCK-BASED COMPENSATION

Stock-Based Compensation Plans—Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under Company stock-based compensation plans, which are described in Note 12, “Stock-Based Compensation Plans” include stock options. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (generally the vesting period of the equity award) in the Consolidated Statement of Operations. The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(revised 2004) included in Statement of Operations as follows:

	YEAR ENDED DECEMBER 31,
	2006	2005

Cost of revenues	$18	$-
Research and development expenses	18	-
Selling and marketing expenses	45	-
General and administrative expenses	307	5
Total	$388	$5

Prior to January 1, 2006, the Company accounted for share-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company also followed disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB No. 25 there was no material compensation cost recognized in the Consolidated Statement of Operations for stock option awards.

The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, the Consolidated Statement of Operations for prior years has not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Share-based compensation cost relating to stock options recognized in 2006 is based on the value of the portion of the award that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on the Company historical rates of forfeiture.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

STOCK-BASED COMPENSATION (Cont.)

Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under SFAS No. 123R in 2006 was $388,000. Compensation cost related to stock options recognized in the Consolidated Statement of Operations in 2006 includes (1) compensation cost for stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation cost for stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 in the years prior to the adoption of FAS No. 123R.

For the year ended December 31,
2005
Net loss, as reported	$(4,750)

Stock-based compensation determined
Under APB 25	5

Total stock-based compensation
expense determined under fair value
method for all awards	(427)

Pro forma net loss	$(5,172)

Basic and diluted net loss per share, as reported	(0.120)

Basic and diluted net loss per share, pro forma	(0.131)

Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions:(1) expected life of 3 years (2005 - 3); (2) dividend yield of 0% (3) expected volatility of 95% (2005 - 116%) and (4) risk-free interest rate of 5.10% (2005 - 3.99%).

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

REVENUE RECOGNITION

The Company generated revenues from a long-term contract of construction of the baggage handling system in Ben Gurion Airport (“BGA 2000”) and from the sale of its self - developed software relating to Warehouse Management Systems. The Company also generated revenues from providing maintenance services and support, from the sale of spare parts and from commissions on supplying spare parts.

1.	Revenue from BGA 2000 Baggage Handling System (“BHS”)

Revenue from the BGA 2000 BHS long-term construction contract is recognized based on Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production - Type Contracts” (“SOP 81-1”) whereby revenue is recognized according to the percentage - of - completion method.

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

2.	Revenues from sale of software and products

Revenues from sale of software are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements The Company has adopted Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the “residual method” when Vendor Specific Objective Evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for all of the delivered elements. Under the residual method any discount in the arrangement is allocated to the delivered elements.

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

The Company also generated revenues from products sales which are recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” when delivery has occurred and, where applicable, after installation has occurred, there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist. In cases where delivery has occurred but the required installation has not been performed, the Company does not recognize the revenue until the installation is completed.

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

PROVISION FOR WARRANTIES

The Company estimates the costs that may be incurred under its basic warranty and records a liability in the amount of such costs at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold and the work preformed. Factors that affect the Company’s warranty liability include the anticipated work, weighted average cost of employees, engineering estimates and anticipated rates of warranty claims. The Company’s management periodically assesses the adequacy of its recorded warranty liability based on the past experience of management and adjusts the amount as necessary.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

PROVISION FOR WARRANTIES (CONT.)

Changes in the Company’s provision for warranty during the year are as follows:

Balance, at January 1, 2006	$121
Warranties issued during the year	32
Warranties expired or settled during the year	(88)

Balance, at December 31, 2006	$65

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, net of participations, are charged to the statement of operations as incurred. SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the product development process, technological feasibility is established upon completion of a working model. Costs, incurred by the Company between completion of the working models and the point at which the products are ready for general release, have been insignificant. Therefore, research and development costs have been charged to the statement of operations, as incurred.

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

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 13,636 and 6,532,903 for the years ended December 31, 2006 and 2005 respectively.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 2 --  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

RECENT ACCOUNTING PRONOUNCEMENTS

1.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken.

The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company is to adopt FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

2.
SFAS No. 157, “Fair Value Measurements” - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity's own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position or results of operations.

3.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 3 - CASH AND CASH EQUIVALENTS

December 31,
2006

Cash	$200
Deposits in USD	718
Deposits in NIS	8

$926

NOTE 4 - SHORT-TERM BANK DEPOSITS

	Annual Interest rate as of
	December 31,	December 31,
	2006	2006
	%

Deposits in NIS (1)	4.3	$36
Deposits in USD (2)	4.4	134

		$170

(1)	The deposits include a balance in the amount of $36 that serves as collateral for a bank guarantee issued in favor of a related company.

(2)
The deposits include a balance of $44 serves as collateral for bank guarantees issued to secure advances received from customers and a balance of $19 serves as collateral for bank guarantees issued to secure rental fees (see Note 10a).

NOTE 5 - OTHER ACCOUNTS RECEIVABLE

December 31,
2006

Related companies (1)	$5
Grant receivable from the Bird Foundation (2)	26
Government authorities	3
Other receivables	55

$89

(1) Non-interest bearing.
(2) See Note 10.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 6 - PROPERTY AND EQUIPMENT, NET

A.	COMPOSITION

December 31,
2006

Cost
Motor vehicles	$125
Office furniture and equipment	336
461

Accumulated depreciation	325
Equipment, net	$136

B.
Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $44 and $39 respectively. In addition, the Company recognized in 2006 and in 2005 an impairment loss of $44 and $6, respectively.

NOTE 7- OTHER ACCOUNTS PAYABLE

December 31,
2006

Payroll and related expenses	$36
Provision for employees vacation leave	182
Government authorities	82
Provision for warranty	65
Other payables	31

$396

NOTE 8 - LONG-TERM LOANS

a.	COMPOSITION:

	Annual interest rate
	as of
	December 31,	Years of	December 31,
	2006	maturity	2005

From leasing companies	8.3%	2006-2009	$8
Less - current maturities			(5)

			$3

The maturities of these loans after December 31, 2006 are as follows:

2007- current maturities	5
2008	1
2009	1
$7

b.	With respect to collateral, see Note 10b.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 9 -TAXES ON INCOME

a.	APPLICABLE TAX LAWS:

The provisions of the Income Tax (Inflationary Adjustments) Law, 1985 apply to the Israeli subsidiaries of the Company. According to the law, the results for tax purposes are measured based on the changes in the Israeli CPI.

b.	TAX LOSSES CARRYFORWARD:

As of December 31, 2006, the Company has tax losses of approximately $4,250 that may be carried forward for an indefinite period.

c.	FINAL TAX ASSESSMENTS:

The Company's and its U.S. subsidiary tax filings are open to examination by the Internal Revenue Service and California Franchise Tax Board for 3 and 4 years, respectively SpaceLogic has tax assessments, which are considered final through 2000. Other subsidiaries have no final tax assessments since inception.

d.	DEFERRED TAXES:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred taxes computed at the enacted tax rate that is expected to be in effect at the time the differences are expected to reverse. Significant components of the Group’s deferred tax assets are as follows:

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 9 -TAXES ON INCOME (Cont.)

d.	DEFERRED TAXES: (Cont.)

DEFERRED TAX ASSETS:

December 31,
2006
Short-term deferred tax assets-net:

Provision for employees vacation leave	$183
Valuation allowance	(183)
$-
Long-term deferred tax assets-net:

Accrued severance pay and others	$143
Carryforward tax losses of the company	290
Carryforward tax losses of the subsidiary	3,960
4,820
Valuation allowance	(4,820)
$-

e.	INCOME TAX EXPENSES

Income tax expense consists of:

	For the year ended December, 31
	2006	2005
Current U.S.	$-	$1,487
Current non-U.S.	20	17
	$20	$1,504

Deferred U.S.	$-	$(1,484)

	$20	$20

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 9 -TAXES ON INCOME (Cont.)

e.      INCOME TAX EXPENSES

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

NOTE 10- GUARANTEES, CHARGES, AND CONTINGENCIES AND COMMITTMENTS

a.	GUARANTEES:

The Company has provided bank guarantees at the amount of $172 in order to secure advances received from customers and $19 to secure rental fees.

The Company has also deposited an amount of $33 as collateral for a bank guarantee issued in favor of a related company.

b.	CHARGES:

As collateral for a loan granted by a leasing company, a fixed charge has been placed on motor vehicles.

For deposits serving as collateral for bank guarantees, see Note 4.

c.	CONTINGENCIES:

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company's common stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of the Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purports to be a shareholder derivative action, alleging the Defandants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board. The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order.  On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company.  On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company.  On March 21, 2007, Plaintiffs filed a motion to disqualify Pepper Hamilton LLP from representing Defendants.  On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action. The Company may be obligated to indemnify the officers and directors named as Defendants in this action for some or all of their respective litigation expenses. The Company has already advanced an aggregate of $160,000 in indemnification payments to such officers and directors. Whether or not these officers and directors will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. All of the motions filed since the removal of the case to federal court remain pending.  At this time the Company is unable to state whether an outcome adverse to the Company or to the Defendants is either probable or remote, nor is the Company able to assess the amount or range of any loss in the event of an unfavorable outcome.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 10- GUARANTEES, CHARGES, AND CONTINGENCIES AND COMMITMENTS (Cont.)

c.	CONTINGENCIES (Cont.)

On November 15, 2006, Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren (Company’s CEO) and and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company performed in 2005.  On March 7, 2007, Defendants removed this action to the District Court and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity.   While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses.  The Company has already advanced $25,000 indemnification payment to Mr. Koren.  Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. The Company believes that the this matter will not have a material adverse effect on the results of operations, liquidity, or financial condition.

A suit for $260 regarding a project implemented by the Company in 2006 was brought against a customer of the Company at the Tel Aviv District court on March 7 2007. The suit has to do with various claims regarding 3 bids for supply of automated storage systems that were awarded to that customer. The Company is not a party to this suit however, the Company has committed to cover the customer's costs in case of legal proceedings to do with this project. The Company believes that the this matter will not have a material adverse effect on the results of operations, liquidity, or financial condition, but there can be no assurance that the Company will necessarily prevail, due to the inherent uncertainties in litigation.

d.	COMMITMENTS

The future minimum lease commitments of the Company under various non-cancelable operating lease agreements in respect of motor vehicles are as of December 31, 2006 as follows:

2007	71
2008	61
2009	5
137

The Company is committed to pay rent for a building until December 2008. Future rental fees on account of the lease as of December 31, 2006 aggregate to approximately $50 per annum. As for collateral, see above.

Rent expenses for the years ended December 31, 2006 and 2005 amounted to $50 per each year.

In June 2004, an Agreement was signed between the Company and the Bird Foundation (“BIRD”) for BIRD’s participation in the Company’s expected research and development budget of approximately $1,072 up to a participation amount of $534. This research and development was to be performed within 18 months from the approval date. In March 2006, the Company received an approval from BIRD to extend the project's time framework by an additional six months. The participation recorded in 2006 and 2005 amounted to $91 and $184, respectively.

Pursuant to the agreement, the Company is required to pay royalties at the rate of 5% of sales of product developed with funds provided by the BIRD Foundation, up to an amount equal to 100%-150% of BIRD Foundation’s research and development grants (dollar-linked) related to such projects. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales no payment is required. As of December 31, 2006 the Company's' contingent obligation to BIRD in respect of the aforementioned participation amounted to $ 402.

NOTE 11- SHAREHOLDERS' DEFICIENCY

EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

In 1999, the Company adopted a stock option plan (“1999 Stock Option Plan”), which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 1,142,247 remain available for granting at December 31, 2006. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 11- SHAREHOLDERS' DEFICIENCY (Cont.)

EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS (Cont.)

During the year ended December 31, 2006 and during the year ended December 31, 2005, the Company did not grant options under the 1999 Stock Option Plan.

In 2005, the Company adopted a new stock option plan (“2005 Stock Option/Stock Issuance Plan”), the option plan authorized 3,000,000 shares of which 1,684,750 remained available for granting at December 31, 2005. Under the option plan: incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. During 2006, the Company granted under this plan, 250,000 options at an average exercise price of $0.78.

A summary of the status of the Company's stock option plans as of December 31, 2006 and 2005 and changes during the years then ended are as follows:

	OPTIONS AND SHARES AVAILABLE FOR GRANT	OUTSTANDING OPTIONS (*)	WEIGHTED-AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED-AVERAGE FAIR VALUE OF OPTION
Outstanding December 31, 2004	1,142,247	1,857,753	$0.74
New Plan	3,000,000
Granted	(1,265,250)	1,265,250	$1.31	$0.82
Exercised		(241,000)	0.42
Outstanding December 31, 2005	2,876,997	2,882,003	$0.97
Granted	(250,000)	250,000	$0.78	$0.61
Forfeited	200,000	(200,000)	$1.23
Outstanding December 31, 2006	2,826,997	2,932,003	$0.94

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 11- SHAREHOLDERS' DEFICIENCY (Cont.)

EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS (Cont.)

The following table summarizes information about options outstanding and exercisable as of December 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICE $	NUMBER OUTSTANDING AT DECEMBER 31, 2006	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER OUTSTANDING AT DECEMBER 31, 2006	WEIGHTED-AVERAGE EXERCISE PRICE
0.23 - 0.44	175,000	4.79	$0.36	175,000	$0.36
0.60 - 0.75	1,390,054	3.96	$0.63	1,390,054	$0.63
1.07 - 1.54	1,240,799	5.75	$1.31	960,799	$1.26
1.74 - 4.00	126,150	1.39	$2.37	126,150	$2.67
	2,932,003			2,652,003

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 12- SUPPLEMENTARY INFORMATION TO THE STATEMENTS OF OPERATIONS

A. Research and development costs, net

	For the year ended December, 31
	2006	2005

Research and development costs, net
Research and development costs	$890	$1,326
Amortization of Intangible Asset	-	1,579
Participation from BIRD	(91)	(184)
	$799	$2,721

B. Other income

The $568 was a result of a settlement paid to the Company by Vinci Airports US, Inc. ("Vinci"), which settled the law suit filed against Vinci by the Company's SpaceLogic, Ltd. subsidiary. The $568 amount represents a settlement payment in the amount of $250 (less legal fees and expenses in the amount of $100 which were deducted directly from the settlement amount) plus a waiver by Vinci of its claim for the repayment of a $418 loan previously made in connection with a joint venture between the parties.

NOTE 13 - INFORMATION ON OPERATING SEGMENTS

a. The Group operates in the three following reportable operating segments:

•
Baggage Handling Systems- the Company was involved in the construction of the automatic -baggage-handling system for Ben-Gurion Airport. In addition, the Company sold spare parts relating to the system constructed and also received commissions in respect of the aforementioned sales.

•	WMS and Software - development, planning, implementation and marketing of software for warehouses and distribution centers.

•	Maintenance services and support.

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

NOTE 13:- INFORMATION ON OPERATING SEGMENTS ( CONT.)

c. Financial data relating to reportable operating segments:

	Year ended December 31, 2006
	Baggage Handling Systems	WMS and Software	Maintenance services and support	Adjustments		Totals

Revenues from external customers	244	834	219			1,297
Segment profit (loss)	(1,271)	(200)	40	(1,102	)(1)	(2,533)
Depreciation expense	20	10	8	5		43
Investments in long-lived assets	5					5

	December 31, 2006

Segment assets	1,655	150	80	-	(2)	1,885

(1) Unallocated expenses
(2) Unallocated assets

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 13:- INFORMATION ON OPERATING SEGMENTS ( CONT.)

c. Financial data relating to reportable operating segments: (cont.)

	Year ended December 31, 2005
	Baggage Handling Systems	WMS and Software	Maintenance services and support	Adjustments		Totals

Revenues from external customers	423	199	185			807
Segment profit (loss)	(3,262)	(334)	25	(1,179	)(1)	(4,750)
Depreciation expense	19	10	5	5		39
Investments in long-lived assets	30	5	5	5		45

	December 31, 2005

Segment assets	3,489	150	125	-	(2)	4,239

(1) Unallocated expenses
(2) Unallocated assets

d.  Revenues from major customers that exceed 10% of total revenues in the reported years:

	Year ended December 31,
	2006	2005
Customer A	13%	35%
Customer B	56%	-

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 14:- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

	For the year ended December, 31
	2006	2005

A. Expenses:
Salary and related expenses to the Company's CEO	186	283
Consulting and management fees to a related company	-	130
Participation in general expenses in the ordinary course of business	(23)	(28)
	385	385

For the year ended December, 31
2006
B. Balances with related parties:

Other accounts receivable	5
Long-term receivable and loan	-
Participation in general expenses in the ordinary course of business	29
34

C. For deposits serving as collateral for a bank guarantee issued in favor of a related company - See Note 4(1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 15, 2005, the Board of Directors of the Company approved the engagement of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu as its new independent auditors for the fiscal year ended December 31, 2005. The Company did not consult with Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu on any matters prior to their retention regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements. The Audit Committee recommended that the Company change its independent auditors and approve the engagement of Brightman Almagor & Co.

Stonefield Josephson audited the Company’s financial statements for fiscal year ended December 31, 2004. Stonefield Josephson’s report on our financial statements for the year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principle. Since January 31, 2005, the date that Stonefield Josephson was engaged as the Company’s independent auditors, which was the subject of the Company’s Current Report on Form 8-K filed on February 4, 2005 and through July 15, 2005, the date of cessation of Stonefield Josephson as the Company’s independent auditor, there were no disagreements with Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Stonefield Josephson would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report , and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that these controls and procedures are effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions of our directors and executive officers:

Name	Age	Position

Gary Koren	58	Chairman of the Board, Chief Executive Officer, and President
Shalom Dolev	50	Director, Vice President for Security Systems
Tomer Nahum	35	Chief Financial Officer
Cathal Flynn (1)	68	Director
Sean Deson (1)(2)(3)	43	Director
Paul Goodman (2)	45	Director
Michael Klein	54	Director
Iftach Yeffet	49	Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Sean Deson, a member of our audit committee, serves as the audit committee’s financial expert as that term is defined in Section 407 of the Sarbanes-Oxley Act.

The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

GARY KOREN - Mr. Koren is President and Chief Executive Officer of the Company and has been the Chairman of the Board of Directors since May 2005. He is also the founder of our SpaceLogic subsidiary and an experienced entrepreneur in the high-tech industry. He has been the Chief Executive Officer of SpaceLogic since its inception in 1998 and a director. He has over 25 years of professional experience in systems engineering. In 1982, Mr. Koren founded Logistica Systems Ltd., serving as Chief Executive Officer for over 15 years. Mr. Koren holds a BSc. in Industrial and Management Engineering from the Technion, the Israel Institute of Technology.

SHALOM DOLEV - Shalom Dolev is SecureLogic’s Vice President for Security Systems and a director since May 2005. Mr. Dolev has over 20 years experience in the field of airport security and is an expert in security methodologies, with special emphasis in security technologies for airport baggage handling. From 1992 to 1999, he served as a consultant for various manufacturers of explosive detection equipment, including Vivid and Magal. From 1985 to 1992, he was head of the Branch for Counter Terrorism and Sabotage of the Israeli Security Agency. From 1982 to 1985, Mr. Dolev was the Security Officer of the Security Division of Ben Gurion International Airport, Israel. He holds a BSc. degree in Electronics Engineering from the Tel Aviv University.

CATHAL (“IRISH”) FLYNN - Rear Admiral Cathal L. (Irish) Flynn, USN (Ret.), has been a director since May 2005 and has acted as a consultant to SpaceLogic since 2003. Admiral Flynn has had a long and distinguished career as a naval officer as well as in civilian and government life. In the Navy, Admiral Flynn rose to the rank of Rear Admiral and commanded many special operations units of the US Navy as well as serving as Deputy Assistant Secretary of Defense for Special Operations. Following his retirement from the Navy in 1990, Admiral Flynn joined Science Applications International Corporation where he performed studies, analyses and identified applications for advanced technology in military special operations, counter-terrorism, and aviation security. From 1993 to 2000, Admiral Flynn was the Associate Administrator for Civil Aviation Security in the Federal Aviation Administration (“FAA”). In 2002, he was awarded a Lifetime Award for Service to the Aviation Security Community by Aviation Security International. During his term of service, the FAA introduced far-reaching changes of regulations to improve air carrier and airport security programs within the United States and abroad. Admiral Flynn is a graduate of the University of Dublin, Trinity College.

TOMER NAHUM - Mr. Nahum joined the Company in March 2005 as its Chief Financial Officer. Prior to SecureLogic, he served as Corporate Controller in Nova Measuring Instrument LTD. Prior to Nova, he served as finance manager of mergers and acquisitions in Intel Israel. He began his career as an accountant at the accounting firm of KPMG. Mr. Nahum holds a BA in Economics and Accounting from Jerusalem University, an MBA in finance and accounting from Tel-Aviv University, and is a Certified Public Accountant in Israel.

SEAN DESON - Sean Deson has been a director since May 2005 and, since January 2000, has been the Managing Partner of Deson Ventures, LLC, and Managing Director of Deson & Co., Inc. both finance and investment firms principally focused on high technology companies. Additionally, since November 2002, Mr. Deson has been the Managing Member of Treeline Management, LLC, also a finance and investment firm principally focused on high technology companies. From 1990 to 2000, Mr. Deson was employed by Donaldson, Lufkin & Jenrette as an Investment Banker. His last position was as Senior Vice President of the Internet Investment Banking Group. Mr. Deson has been a director of other publicly traded companies, including Technology Flavors and Fragrances, Inc., where he serves on its audit committee, e-Centives, Inc, and ActiveWorlds Corp. Mr. Deson earned his BS in Computer Technology and his MBA in Finance, both with Distinction from the University of Michigan, Ann Arbor.

PAUL GOODMAN - Paul Goodman has been a director since 1998 and has been a partner in the New York City law firm of Cyruli, Shanks & Zizmor, LLP, and its predecessor firms for over 10 years. He concentrates on representing software and Web companies in a wide range of business and financing transactions. He has represented Aladdin since its inception. In addition to a Juris Doctor degree, Mr. Goodman holds a BA and MA degree in Computer Science. He was a former member of the Computer Science faculty of Queens College, is the author of five books on microcomputer programming.

IFTACH YEFFET - is the Chief Operations Officer of our SpaceLogic, Ltd. Subsidiary and a director of the Company since November 2006. Mr. Yeffet has over 15 years experience in financial and commercial high-tech management, as well as project management of large baggage handling systems. Mr. Yeffet has a Bachelors Degree in Economics and Accounting from the Hebrew University in Jerusalem, Israel.

MICHAEL KLEIN - is the Vice President of Automated Systems of our SpaceLogic, Ltd. Subsidiary and a director of the Company since November 2006. Mr. Klein has an extensive background and experience in sales, marketing and implementation in the area of baggage and cargo handling. He has managed the sales and implementation of major automated storage and retrieval systems, involving cooperation with world industry leaders. Mr. Klein has a Bachelors Degree in Mechanical Engineering from the Technion, Israel and an MBA degree from INSEAD in Fontainebleau, France.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2005 all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders were complied with.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On March 15, 2005, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term “Code of Ethics” means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the Board of Directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to our Form 10-KSB for the fiscal year ended December 31, 2005 and filed with the Securities and Exchange Commission on April 14, 2005.

Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee. The Board of Directors has determined that Mr. Deson qualifies as “audit committee financial expert” as that term is defined under the rules of the Securities and Exchange Commission, or SEC.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in total compensation, including salary and bonus (collectively the “Named Executives”) for services rendered to us during the fiscal year.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
GARY KOREN CEO	2006	$170,100	$14,169	$36,114	$220,383
SHALOM DOLEV Vice President for Security Systems	2006	$115,925	$0	24,000	$139,925

(1) The columns for “Bonus”, “Stock Awards”, “Option Awards”, Non-Equity Incentive Plan Compensation”, and “All other Compensation” have been omitted because there is no such compensation to be reported.

(2) Represents Company deposits in a pension fund plan for executive officers.

(3) Represents payments made for the use of a company car, insurance, and continuing education pursuant to the employment agreements described below.

Employment Contracts and Arrangements, and Termination of Employment and Change-in-Control Arrangements and Equity Incentive Plans

The Company has employment agreements with its named executive officers. These agreements and subsequent salary reductions are described below. The Company and its subsidiary SpaceLogic Ltd. are parties to all agreements described below with named executive officers. The Company entered into an employment agreement in May 2005 with Gary Koren to be the Company’s Chief Executive Officer with a term expiring on May 10, 2008 unless earlier terminated. Pursuant to the terms of the agreement, Mr. Koren’s base salary was set at $19,000 per month, subject to annual or other increases as determined by the Company’s Board of Directors. Mr. Koren is entitled to participate in all benefit programs and plans of the Company as are awarded to the Company’s other senior executives and as is customary for Israeli executives. In addition, Mr. Koren is eligible to receive (i) discretionary bonuses as determined by the Company’s Board of Directors, in accordance with performance criteria and (ii) bonuses based upon the Company’s performance in accordance with performance criteria as agreed to by Mr. Koren and the Company’s Board of Directors. In the event of death, the Company will pay Mr. Koren’s successor any remaining unpaid portion of his base salary. In the event of “total disability”, as that term is defined in the agreement, the Company has the right to terminate Mr. Koren’s employment upon giving 10 days written notice and payment of any unpaid base salary as of the end of such period, subject to a decrease to the extent of any payments received under any health and accident or salary continuation insurance policies for which the Company pays premiums. In the event that Mr. Koren’s employment is terminated by the Company without cause, or by him for just cause, as those terms are defined in the agreement, the Company will continue to pay his base salary until the end of the term of the agreement. Mr. Koren is also subject to customary non-competition covenants for a period of one year after the termination of the agreement.

The Company entered into an employment agreement in May 2005 with Shalom Dolev to be the Company’s Vice President of Security Systems with a term expiring on May 10, 2008 unless earlier terminated. Pursuant to the terms of the agreement, Mr. Dolev’s base salary was set at $36,000 per year, subject to annual or other increases as determined by the Company’s Board of Directors. Mr. Dolev is entitled to participate in all benefit programs and plans of the Company as are awarded to the Company’s other executives. In the event of death, the Company will pay Mr. Dolev’s successor any remaining unpaid portion of his base salary. In the event of “total disability”, as that term is defined in the agreement, the Company has the right to terminate Mr. Dolev’s employment upon giving 90 days written notice and payment of any unpaid base salary as of the end of such period, subject to a decrease to the extent of any payments received under any health and accident or salary continuation insurance policies for which the Company pays premiums. In the event that Mr. Dolev’s employment is terminated by the Company without cause, or by him for just cause, as those terms are defined in the agreement, the Company will continue to pay his base salary. Mr. Dolev is also subject to customary non-competition covenants for a period of one year after the termination of the agreement.

In addition to Mr. Dolev’s employment agreement with the Company, Mr. Dolev entered into a services agreement with the Company’s SpaceLogic Ltd, subsidiary in May 2005 to perform services for SpaceLogic Ltd. consistent with the functions of Vice President for Security Systems. SpaceLogic Ltd will pay Mr. Dolev a monthly fee of $14,174 for services rendered under the agreement. This monthly fee is to be paid in New Israeli Shekels (“NIS”) at a minimum exchange rate of 4.40 NIS per dollar. The minimum term (the “Minimum Term”) of the agreement is for three years and may be terminated by either party without cause after 32 months following the effective date of the agreement (January 1, 2005). If Mr. Dolev terminates his employment with SpaceLogic Ltd for just cause prior to the end of the Minimum Term, as that term is defined in the agreement, SpaceLogic Ltd will pay Mr. Dolev all unpaid consideration his is entitled to receive under the agreement for the remainder of the Minimum Term. In the event that Mr. Dolev is determined by a competent authority that he be regarded as an employee of SpaceLogic Ltd, Mr. Dolev’s monthly fee will be reduced to $11,426. In addition, Mr. Dolev is provided the use of a company car, including the payment of maintenance, gas and insurance expenses. SpaceLogic Ltd in its discretion may award Mr. Dolev an annual performance bonus. Mr. Dolev is also subject to customary non-competition covenants for a period of one year after the termination of the agreement.

The following table describes the history of the salary reductions of the Named Executive Officers. The Company’s Board of Directors determined to make three salary reductions for named executive officers (December 2005, May 2006, and July 2006). Only with respect to the December 2005 reduction did the Company sign a written agreement with the executives.

Name	Amount of Salary Reduction December 2005	Amount of Salary Reduction May 2006	Amount of Salary Reduction July 2006	Annual Salary after Three Reductions
Gary Koren	$1,200	-	$113,400	$113,400
Shalom Dolev	$51,333	-	$51,667	$77,000

In December 2005, SpaceLogic Ltd and Mr. Koren entered into a letter agreement, pursuant to which, Mr. Koren agreed to reduce his monthly compensation to $18,890 for a period of 12 months, subject to a six month extension (the “Extension Period”) by SpaceLogic Ltd., which was exercised. In consideration for this adjustment of base compensation, Mr. Koren was awarded options to purchase 2,000 shares of the Company’s common stock at an exercise price of $1.50 and vesting ratably over a twelve month period and which are exercisable for three years after the vesting date or within two months of the end of employment. In the event the Company elects the Extension Period, Mr. Koren will receive options to purchase additional shares of the Company’s common stock equal to 50% of the original option grant under the letter agreement, though the Board of Directors determined not to grant Mr. Koren such additional options. At the end of the period of reduced compensation, Mr. Koren’s base compensation will resume to the amount stated in the services agreement. In the event Mr. Koren’s employment is terminated by SpaceLogic without cause or by him for just case, as those terms are defined in the services agreement, any payments owed to Mr. Koren shall be payable at his base compensation rate under the services agreement and not at the reduced rate under the letter agreement.

In December 2005, SpaceLogic Ltd and Mr. Dolev entered into a letter agreement, pursuant to which, Mr. Dolev agreed to reduce his monthly compensation to $12,906 for a period of 12 months, subject to a six month extension (the “Extension Period”) by SpaceLogic Ltd., which was exercised. In consideration for this adjustment of base compensation, Mr. Dolev was awarded options to purchase 77,000 shares of the Company’s common stock at an exercise price of $1.50 and vesting ratably over a twelve month period and which are exercisable for three years after the vesting date or within two months of the end of employment. In the event the Company elects the Extension Period, Mr. Dolev will receive options to purchase additional shares of the Company’s common stock equal to 50% of the original option grant under the letter agreement, though the Board of Directors determined not to grant Mr. Dolev such additional options. At the end of the period of reduced compensation, Mr. Dolev’s base compensation will resume to the amount stated in the services agreement. In the event Mr. Dolev’s employment is terminated by SpaceLogic without cause or by him for just case, as those terms are defined in the services agreement, any payments owed to Mr. Dolev shall be payable at his base compensation rate under the services agreement and not at the reduced rate under the letter agreement.

In 1999, the Company, through its predecessor entity, Alladin Systems Holding, Inc., adopted a stock option plan ("1999 Stock Option Plan"), which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 1,142,247 remain available for granting at December 31, 2006. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. During the year ended December 31, 2006 the Company did not grant options under the 1999 Stock Option Plan. The exercise price of each option grant is estimated using the value of the closing price of the Company's common stock on the date of the grant.

In 2005, the Company adopted a new stock option plan ("2005 Stock Option/Stock Issuance Plan"), which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock. The option plan has authorized 3,000,000 shares of which 1,684,750 remained available for granting at December 31, 2006. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. During 2006, the Company granted options to purchase a total of 250,000 shares of the Company’s common stock. The exercise price of each option grant is estimated using the value of the closing price of the Company's common stock on the date of the grant.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers s as of December 31, 2006. All outstanding equity awards are in shares of our common stock..

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
GARY KOREN	52,000	0	0	0	June, 2009	—	—	—	—
SHALOM DOLEV	127,000	0	0	0	June, 2009	—	—	—	—

Director Compensation

The following Director Compensation table sets forth information concerning compensation for services rendered by directors of the Company for fiscal year 2006.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
MICHAEL KLEIN	$75,250	$0	$0	$0	$6,268	$15,000 (2)	$96,518
IFTACH YEFFET	$76,500	$0	$0	$0	$6,372	$15,000 (2)	$97,872
SEAN DESON	$0	$0	$15,000	$0	$0	$0	$15,000
CATHAL (“IRISH”) FLYNN	$0	$0	$15,000	$0	$0	$54,000	$69,000(3)
PAUL GOODMAN DESON	$0	$0	$15,000	$0	$0	$62,000	$77,000(4)

(1) Represents salary as an executive officer of SpaceLogic Ltd. pursuant to the employment agreements described below.

(2) Represents payments made for the use of a company car, insurance, and continuing education, pursuant to the employment agreements described below.

(3) Admiral Cathal Flynn has provided consulting services to the Company. The fees paid to Admiral Flynn were $42,000 for 2006. He was also paid $12,000 for reimbursement of travel expenses.

(4) Paul Goodman has provided legal services to the Company since 1999 and was the Company’s corporate attorney during 2006. The fees paid to Mr. Goodman (or firms to which he is associated) were $62,000 for 2006.

In 2006, our non-employee Directors, Cathal Flynn, Sean Deson and Paul Goodman, each received options to purchase up to 50,000 shares of Common Stock, respectively, with exercise prices of $0.60 per share. The options were granted as compensation for service as members of the Board of Directors and were immediately vested. The Company does not provide fees or retainers to its Directors for service on the Board or Board committees.

In addition, the Company has employment agreements with two directors who are also executive officers. These agreements and subsequent salary reductions are described below. The Company and its subsidiary SpaceLogic Ltd. are parties to all agreements described below with these executive officers.

Effective January 2005, SpaceLogic Ltd. entered into an employment agreement with Michael Klein pursuant to serve as SpaceLogic Ltd’s Chief Operating Officer and Marketing and Sales Director of its Baggage Handling business. Mr. Klein’s job title was later changed to Vice President of Automated Systems. The initial term of the agreement is for three years, after which, it may be terminated by either party upon 120 days advance notice. SpaceLogic Ltd will pay Mr. Klein a monthly salary of $15,000 to be paid in NIS at a minimum exchange rate of 4.40 NIS per dollar. Mr. Klein’s salary will be reviewed annually by the Board of Directors of SpaceLogic Ltd and may be increased if the Company’s performance has substantially improved as decided in the sole discretion of the SpaceLogic Ltd. Board of Directors. During the term of Mr. Klein’s employment, Mr. Klein will be entitled to Manager’s Insurance in an amount equal to 15.83% of his base salary, which be paid monthly to the Manager’s Insurance Plan directly by the Company as follows: (i) 8.33% in connection with severance compensation, (ii) 5% in connection with pension plan contributions, and (iii) 2.5% with respect to disability compensation. An additional 5% of Mr. Klein’s monthly gross salary will be deducted as part of his contribution to Manager’s Insurance. Ownership of the Manager’s Insurance policy will be automatically transferred to Mr. Klein upon termination of his employment with SpaceLogic Ltd, unless his employment was terminated by SpaceLogic Ltd. for cause, as that term is defined in the employment agreement. Further, the Company will contribute to a Continuing Education Fund for the benefit of Mr. Klein, an amount equal to 7.5% of his monthly gross salary up to the maximum amount which is recognized by the applicable Israeli tax authority, subject to Mr. Klein’s contribution of an additional 2.5% of his monthly gross salary. In addition, Mr. Klein is provided the use of a company car, including the payment of maintenance, gas and insurance expenses. SpaceLogic Ltd’s Board of Directors in its discretion may award Mr. Klein an annual performance bonus.

Effective January 2005, SpaceLogic Ltd. entered into an employment agreement with Iftach Yeffet pursuant to serve as SpaceLogic Ltd’s Chief Financial Officer. His job title was later changed to Chief Operating Officer. The initial term of the agreement is for three years, after which, it may be terminated by either party without cause after 32 months upon 120 days advance notice. SpaceLogic Ltd will pay Mr. Yefet a monthly salary of $15,000 to be paid in NIS at a minimum exchange rate of 4.40 NIS per dollar. During the term of Mr. Yeffet’s employment, Mr. Yeffet will be entitled to Manager’s Insurance in an amount equal to 15.83% of his base salary, which be paid monthly to the Manager’s Insurance Plan directly by the Company as follows: (i) 8.33% in connection with severance compensation, (ii) 5% in connection with pension plan contributions, and (iii) 2.5% with respect to disability compensation. An additional 5% of Mr. Yeffet’s monthly gross salary will be deducted as part of his contribution to Manager’s Insurance. Ownership of the Manager’s Insurance policy will be automatically transferred to Mr. Yeffet upon termination of his employment with SpaceLogic Ltd, unless his employment was terminated by SpaceLogic Ltd. for cause, as that term is defined in the employment agreement, in which case he will not be entitled to the severance compensation. Further, the Company will contribute to a Continuing Education Fund for the benefit of Mr. Yeffet, an amount equal to 7.5% of his monthly gross salary up to the maximum amount which is recognized by the applicable Israeli tax authority. In addition, Mr. Yeffet is provided the use of a company car, including the payment of maintenance, gas and insurance expenses. SpaceLogic Ltd’s Board of Directors in its discretion may award Mr. Yeffet an annual performance bonus. Mr. Yeffet is also subject to customary non-competition covenants for a period of 18 months after the termination of his employment and/or he ceases to be a director of SpaceLogic Ltd or holder of 5% of the outstanding common stock of SpaceLogic Ltd. Mr. Yeffet will also benefit from Recuperating Benefits in accordance with Israeli market standards.

The following table describes the history of the salary reductions of certain directors who are executives of the Company or its subsidiaries. The Company’s Board of Directors determined to make three salary reductions for these executives (December 2005, May 2006, and July 2006). Only with respect to the December 2005 reduction did the Company sign a written agreement with the executives.

Name	Amount of Salary Reduction December 2005	Amount of Salary Reduction May 2006	Amount of Salary Reduction July 2006	Annual Salary after Three Reductions
Iftach Yeffet	$63,000	$15,000	$51,000	$51,000
Michael Klein	$63,000	$18,000	$49,500	$49,500

In December 2005, SpaceLogic Ltd and Mr. Klein entered into a letter agreement, pursuant to which, Mr. Klein agreed to reduce his monthly compensation to $9,750 for a period of 12 months, subject to a six month extension (the “Extension Period”) by SpaceLogic Ltd., which was exercised. In consideration for this adjustment of base compensation, Mr. Klein was awarded options to purchase 94,500 shares of the Company’s common stock at an exercise price of $1.50 and vesting ratably over a twelve month period and which are exercisable for three years after the vesting date or within two months of the end of employment. In the event the Company elects the Extension Period, Mr. Klein will receive options to purchase additional shares of the Company’s common stock equal to 50% of the original option grant under the letter agreement, though the Board of Directors determined not to grant Mr. Klein such additional options. At the end of the period of reduced compensation, Mr. Klein’s base compensation will resume to the amount stated in the services agreement. In the event Mr. Klein’s employment is terminated by SpaceLogic without cause or by him for just case, as those terms are defined in the services agreement, any payments owed to Mr. Klein shall be payable at his base compensation rate under the services agreement and not at the reduced rate under the letter agreement.

In December 2005, SpaceLogic Ltd and Mr. Yeffet entered into a letter agreement, pursuant to which, Mr. Yeffet agreed to reduce his monthly compensation to $9,750 for a period of 12 months, subject to a six month extension (the “Extension Period”) by SpaceLogic Ltd., which was exercised. In consideration for this adjustment of base compensation, Mr. Yeffet was awarded options to purchase 94,500 shares of the Company’s common stock at an exercise price of $1.50 and vesting ratably over a twelve month period and which are exercisable for three years after the vesting date or within two months of the end of employment. In the event the Company elects the Extension Period, Mr. Yeffet will receive options to purchase additional shares of the Company’s common stock equal to 50% of the original option grant under the letter agreement, though the Board of Directors determined not to grant Mr. Koren such additional options. At the end of the period of reduced compensation, Mr. Yeffet’s base compensation will resume to the amount stated in the services agreement. In the event Mr. Yeffet’s employment is terminated by SpaceLogic without cause or by him for just case, as those terms are defined in the services agreement, any payments owed to Mr. Yeffet shall be payable at his base compensation rate under the services agreement and not at the reduced rate under the letter agreement.

For certain payments made to Messrs. Flynn and Goodman for services rendered to the Company, please see “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company’s common stock as of March 31, 2007.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

EXECUTIVE OFFICERS AND DIRECTORS

Gary Koren (2)	16,990,398	30.4%
Shalom Dolev (3)	3,636,967	6.5%
Iftach Yeffet (4)	3,724,156	6.7%
Sean Deson (5)	1,992,926	3.6%
Cathal Flynn (6)	250,000	*
Paul Goodman (7)	290,000	*
Michael Klein (8)	7,486,490	13.4%
All directors and executive officers as a group (8 persons)	34,420,937	61.5%

OTHER 5% STOCKHOLDERS

Tony Gross (10)	3,676,906	6.6%

All directors, executive officers and 5% stockholders as a group (10 persons)	41,231,549	73.7%

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

(2) Includes 52,000 shares of Common Stock subject to options that were exercisable at March 31, 2007.

(3) Includes 127,000 shares of Common Stock subject to options that were exercisable at March 31, 2007.

(4) Includes 94,500 shares of Common Stock subject to options that were exercisable at March 31, 2007.

(5) Includes 100,000 shares of Common Stock subject to options that were exercisable at March 31, 2007. Additionally, Mr. Deson may be deemed the beneficial owner of 1,162,926 shares of Common Stock, which includes 550,963 shares subject to an option to acquire such shares directly from the Company held by Treeline Management, LLC, of which he is the Managing Member. Mr. Deson disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(6) Includes 250,000 shares of Common Stock subject to options that were exercisable at March 31, 2007.

(7) Includes 250,000 shares of Common Stock subject to options that were exercisable at March 31, 2007.

(8) Includes 94,500 shares of Common Stock subject to options that were exercisable at March 31, 2007.

(9) Includes 550,963 shares of Common Stock subject to warrants that were exercisable at March 31, 2007.

(10) Includes 47,250 shares of Common Stock subject to options that were exercisable at March 31, 2007.

Equity Compensation Plan Information as of December 31, 2006

The following table sets forth information as of the end of the Company’s 2006 fiscal year with respect to compensation plans under which the Company is authorized to issue shares.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in 1(st) Column)
Equity compensation plan approved by security holders(1)	2,932,003	$0.94	2,826,997
Equity compensation plans not approved by security holders(2)	—	—	—

Total	2,932,003	$0.94	2,826,997

(1)	Represents securities issuable pursuant to the Company’s 1999 Stock Option Plan and 2005 Equity Incentive Plan.

(2)	The Company does not maintain any equity compensation plans that have not been approved by its stockholders.

In 1999, the Company the 1999 Stock Option Plan, which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The 1999 Stock Option Plan has authorized for issuance 3,000,000 shares of common stock, of which 1,142,247 remain available for granting at December 31, 2006.

In 2005, the Company adopted the 2005 Stock Option/Stock Issuance Plan, which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The 2005 Stock Option/Stock Issuance Plan has authorized for issuance 3,000,000 shares of common stock, of which 1,684,750 remained available for granting at December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In June, 2003, the Company’s SpaceLogic, Ltd. subsidiary agreed to guarantee a bank loan issued to Paradigma, Ltd., a privately held Israeli company which develops software for the long term healthcare industry. Paradigma, Ltd. is a related entity since its principal beneficial stockholders are Gary Koren, Tony Gross and Iftach Yeffet. In connection with such guarantee, SpaceLogic posted security in the form of a certificate of deposit in the amount of $66,000. At the time that such transaction was entered into, SpaceLogic, Ltd. was privately owned by Gary Koren, Tony Gross and Iftach Yeffet. On an annual basis, the guarantee must either be renewed or the collateral forfeited. In June, 2005, SpaceLogic renewed the guarantee in favor of the related entity. In June 2006, SpaceLogic renewed the guarantee in a reduced amount of $33,000 in favor of the related entity.

In January, 2001, the Company’s SpaceLogic, Ltd. subsidiary entered into a six month convertible loan agreement with Paradigma, Ltd., a privately held Israeli company which develops software for the long term healthcare industry, pursuant to which SpaceLogic lent to Paradigma the sum of $150,000, at an interest rate of 8%. At the time that such transaction was entered into, SpaceLogic, Ltd. was privately owned by Gary Koren, Tony Gross and Iftach Yeffet. Paradigma failed to repay the loan and, in 2001, the loan was extended until December 31, 2005. Due to the related party’s deteriorated financial position, in 2003, SpaceLogic recorded a provision for the impairment of the loan and a write-off was recorded in other expenses in the statement of operations. The related entity failed to pay the loan on December 31, 2005 and is currently in default. As of the date of this report, the outstanding debt, with interest, is approximately $227,000.

In 2004, the Company’s SpaceLogic, Ltd. subsidiary entered into an agreement with Paradigma, Ltd., a privately held Israeli company to share certain expenses related to shared office space located in Netanya, Israel. At the time that such transaction was entered into, SpaceLogic, Ltd. was privately owned by Gary Koren, Tony Gross and Iftach Yeffet. The current amount owed by the related party to the Company is $6,000.

Paul Goodman, a director of the Company, has provided legal services to the Company since 1999 and was the Company’s corporate attorney through 2006. The fees paid to Mr. Goodman (or firms to which he is associated) were $62,000 and $37,000 for 2006 and 2005, respectively.

Admiral Cathal Flynn, a director of the Company, has provided consulting services to the Company. The fees paid to Admiral Flynn were $42,000 and $68,000 for 2006 and 2005, respectively.

In December, 2005, the Company entered into a Consulting Agreement with Baytree Capital Associates, LLC. Sean Deson, a Director of the Company, is a Managing Director of Baytree Capital Associates, LLC. This agreement was terminated in the fourth quarter of 2006, and we did not pay Baytree Capital Associates, LLC any money under this Agreement.

Director Independence

The Company has selected the definition of “independent director” used by the rules of the American Stock Exchange (“AMEX”) applicable to Small Business Issuers (as defined under SEC rules) in determining whether members of the Company’s Board of Directors and board committees are considered independent from the Company. The Company’s Board of Directors has determined that Sean Deson and Paul Goodman are independent under these standards for purposes of membership on the full Board of Directors as well as the board committees (Audit Committee and Compensation Committee) on which they serve, except that (i) Mr. Deson is not considered independent for purposes of Audit Committee standards as a result of payments made to BayTree Capital Associates, LLC, of which Mr. Deson is a Managing Director, for consulting services during 2006 and (ii) Mr. Goodman is not considered independent for purposes of Audit Committee standards as a result of payments made to Mr. Goodman or firms to which he is associated in connection with legal services performed for the Company. See “Related Party Transactions” above. The Board of Directors has determined that none of Gary Koren, Shalom Dolev, Michael Klein, Iftach Yeffet, or Cathal Flynn are considered independent under AMEX rules.

ITEM 13: EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit	Contents
3.1	Articles of Incorporation of the Registrant.*

3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3	By-Laws of Registrant.*

4.1	Sample Stock Certificate of the Registrant.*

10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Commission File Number 333-46712) filed with the SEC on September 27, 2000).***

10.2	2005 Equity Compensation Plan (incorporated by reference to the Company’s definitive proxy statement filed with the SEC on April 5, 2005).***

10.3	Executive Employment Agreement between Monterey Bay Tech, Inc. and Gary Koren dated May 10, 2005.***

10.4	Executive Employment Agreement between Monterey Bay Tech, Inc. and Shalom Dolev dated May 10, 2005.***

10.5	Employment Agreement between SpaceLogic Ltd. and Michael Klein dated February 17, 2005.***

10.6	Employment Agreement between SpaceLogic Ltd. and Iftach Yeffet dated April 20, 2005.***(1)

10.7	Services Agreement between SpaceLogic Ltd. and Shalom Dolev dated May 10, 2005.***

10.8	Letter Agreement between SpaceLogic Ltd. and Shalom Dolev effective December 1, 2005.***

10.9	Letter Agreement between SpaceLogic Ltd. and Gary Koren effective December 1, 2005.***

10.10	Letter Agreement between SpaceLogic Ltd. and Iftach Yeffet effective December 1, 2005.***

10.11	Letter Agreement between SpaceLogic Ltd. and Michael Klein effective December 1, 2005.***

10.12	Form of Option Agreement.***

14	Code of Ethics.**

21.1	Subsidiaries of Registrant

23.1	Consent of Brightman Almagor & Co

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* Incorporated into this Report by reference to the Registrant’s Registration Statement on Form 10 dated November 15, 1999.

** Incorporated into this Report by reference to Exhibit 99 to the Registrant’s Annual Report on Form-10KSB filed April 14, 2005.

*** Management or Director contract or arrangement.

(1) Translation from to English to be subsequently filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and services billed by Grant Thornton LLP, Brightman Almagor & Co. and Kost Forer Gabbay & Kasierer for the fiscal years ended December 31, 2006 and 2005:

	2006	2005
Grant Thornton LLP
Audit Fees	$0	$7,500
Audit-Related Fees	0	0
Tax Fees	$25,000	$12,500
All Other Fees	0	0
Total fees from Grant Thornton LLP	$25,000	$20,000
Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu
Audit fees	$32,000	$44,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total fees from Brightman Almagor & Co.	$32,000	$44,000
Kost Forer Gabbay & Kasierer, a Member of Ernest & Young Global
Audit Fees	0	0
Audit-Related Fees	0	$10,000
Tax Fees	0	0
All Other Fees	0	0
Total fees from Ernest & Young, LLP	0	$10,000

Pre-approval Policy. The Audit Committee has established a policy governing our use of independent auditors for non-audit services. Under the policy, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditors in order to ensure that the provision of such services does not impair the auditors’ independence. The Audit Committee pre-approves certain Audit, Audit-Related Services and Tax Services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee periodically revises the lists of pre-approved service types set forth in the policy as required. In fiscal years 2006 and 2005, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by to our independent auditors were approved by the Audit Committee in accordance with SEC requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURELOGIC CORP.
(Registrant)

By /s/ Gary Koren

(Gary Koren, Chief Executive Officer, President and Director)

By /s/ Tomer Nahum

 (Tomer Nahum, Chief Accounting Officer, Chief Financial Officer, Secretary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/	Chief Executive Officer, President and Director	April 12, 2007
(Gary Koren)

/s/	Director	April 12, 2007
(Shalom Dolev)

/s/	Director	April 12, 2007
(Sean Deson)

/s	Director	April 12, 2007
(Cathal Flynn)

/s/	Director	April 12, 2007
(Iftach Yeffet)

/s/	Director	April 12, 2007
(Michael Klein)

/s/	Director	April 12, 2007
(Paul Goodman)

EXHIBIT INDEX

Exhibit	Contents
3.1	Articles of Incorporation of the Registrant.*

3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3	By-Laws of Registrant.*

4.1	Sample Stock Certificate of the Registrant.*

10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Commission File Number 333-46712) filed with the SEC on September 27, 2000).***

10.2	2005 Equity Compensation Plan (incorporated by reference to the Company’s definitive proxy statement filed with the SEC on April 5, 2005).***

10.3	Executive Employment Agreement between Monterey Bay Tech, Inc. and Gary Koren dated May 10, 2005.***

10.4	Executive Employment Agreement between Monterey Bay Tech, Inc. and Shalom Dolev dated May 10, 2005.***

10.5	Employment Agreement between SpaceLogic Ltd. and Michael Klein dated February 17, 2005.***

10.6	Employment Agreement between SpaceLogic Ltd. and Iftach Yeffet dated April 20, 2005.***(1)

10.7	Services Agreement between SpaceLogic Ltd. and Shalom Dolev dated May 10, 2005.***

10.8	Letter Agreement between SpaceLogic Ltd. and Shalom Dolev effective December 1, 2005.***

10.9	Letter Agreement between SpaceLogic Ltd. and Gary Koren effective December 1, 2005.***

10.10	Letter Agreement between SpaceLogic Ltd. and Iftach Yeffet effective December 1, 2005.***

10.11	Letter Agreement between SpaceLogic Ltd. and Michael Klein effective December 1, 2005.***

10.12	Form of Option Agreement.***

14	Code of Ethics.**

21.1	Subsidiaries of Registrant

23.1	Consent of Brightman Almagor & Co

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* Incorporated into this Report by reference to the Registrant’s Registration Statement on Form 10 dated November 15, 1999.

** Incorporated into this Report by reference to Exhibit 99 to the Registrant’s Annual Report on Form-10KSB filed April 14, 2005.

*** Management or Director contract or arrangement.

(1) Translation from to English to be subsequently filed