Form 10QSB
period 2007-03-31
SecureLogic Corp
filed 2007-05-18
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934. For the quarterly period ended March 31, 2007.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from ____ to ____ .

SECURELOGIC CORP.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	77-0571784
(State or Other Jurisdiction of Incorporation or Organization)	(Employer Identification Number)

43 Hamelacha Street
Netanya 42505, Israel
(Address of Principal Executive Offices and Zip Code)

(866) 838-1102
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

Number of shares outstanding of each of the registrant's classes of common stock as of May 15, 2007: Common Stock: 55,947,331

SECURELOGIC CORP.

FORWARD-LOOKING STATEMENTS

Securelogic Corp. (the “Company”, “we”, or “us”,) or its management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management’s Discussion and Analysis contained in its various SEC filings. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements. You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. None of the Company’s forward-looking statements should be relied upon as a prediction of actual results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These are described in the Risks and Uncertainties section of the Management’s Discussion and Analysis and in the Company’s other filings with the SEC.

Part 1
Item 1: Financial Statements

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands)

	March 31,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$976	926
Deposits	170	170
Trade receivables	171	200
Work in process	231	6
Other accounts receivable and prepaid expenses	36	89

Total current assets	1,584	1,391

Long Term Deposits:

Long term bank deposit	-	128
Long-term deposit	19	18
Severance pay deposit	214	196
	233	342

PROPERTY AND EQUIPMENT, NET	139	136

Total assets	$1,956	$1,869

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands)

	March 31,	December 31,
	2007	2006
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade payables	$466	$239
Other payables	412	396
Deferred revenues	511	50
Deferred income taxes	729	729

Total current liabilities	2,118	1,414

Long term liabilities:
Long-term loan	-	3
Accrued severance pay	804	766
	804	769

STOCKHOLDERS' EQUITY
Share capital:
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares; Issued and outstanding: 55,947,331 shares as of March 31, 2007 and December 31, 2006	56	56
Additional paid-in capital	7,203	7,203
Stock based compensation	-	-
Foreign currency translation adjustments	(22)	(20)
Accumulated deficit	(8,203)	(7,553)

Total stockholders' deficit	(966)	(314)

Total liabilities and stockholders' equity	$1,956	$1,869

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Three months ended March 31,
	2007	2006
	Unaudited

Revenues	$98	$111
Cost of revenues	68	81

Gross profit	30	30

Operating expenses
Research and development	139	250
Selling and marketing	136	279
General and administrative	402	276

Total operating expenses	677	805

Operating loss	(647)	(775)

Financial income , net	2	12

Other income	-	568

Loss before taxes on income	(645)	(195)

Taxes on income	5	10

Net loss	$(650)	$(205)

Basic and diluted net loss per share	$(0.012)	$(0.004)

Weighted average number of Common
shares used in computing basic and diluted
net loss per share	55,947,331	55,606,331

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
STATEMENT OF STOCKHOLDERS' DEFICIT
(U.S. dollars in thousands, except share data)

	Number of
	common			Accumulated
	shares		Additional	other		Compre-	Total
	$0.001	Share	paid-in	comprehensive	Accumulated	hensive	stockholders'
	par value	capital	capital	income	deficit	loss	deficit

Balance as of January 1, 2007	55,947,331	$56	$7,203	$(20)	$(7,553)		$(314)

Stock based compensation	-	-	-	-	-	-	-

Foreign currency translation
adjustments	-	-	-	(2)	-	(2)	(2)

Net loss	-	-	-	-	(650)	(650)	(650)

Comprehensive loss	-	-	-	-	-	$(652)	-

Balance as of March 31, 2007 (Unaudited)	55,947,331	$56	$7, 203	$(22)	$(8,203)		$(966)

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Three months ended March 31,
	2007	2006
	Unaudited
Cash flows from operating activities:
Net loss	$(650)	$(205)
Depreciation and amortization	11	89
Accrued severance pay, net	11	(1)
Decrease in trade receivables	31	28
Decrease (increase) in other accounts
receivable and prepaid expenses	52	(59)
Increase in work in process	(225)	(277)
Decrease (increase) in long term receivables	1	(11)
Increase in trade payables	220	20
Increase (decrease) in other payables	9	(403)
Increase in deferred revenues	461	-
Decrease in long term loan payable	(3)	-
Net cash used in operating activities	(82)	(819)

Cash flows from investing activities:
Purchase of property and equipment	(4)	(7)
Short-term bank deposits, net	2	(3)
Long-term bank deposits, net	128	-
Net cash provided by investing activities	126	(10)

Cash flows from financing activities:
Repayment of short term credit	-	-
Long term loan received	-	-
Net cash provided by (used in) financing activities	-	-

Effect of exchange rate changes on cash balance	6	-
Net change in cash and cash equivalents	50	(829)
Cash and cash equivalents at the beginning
of the period	926	3,327
Cash and cash equivalents at the end
of the period	$976	$2,498

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by SECURELOGIC CORP. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2006 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007 (the "2006 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

NOTE 2 - GOING CONCERN
As reflected in the accompanying financial statements, the Company's operations for the three months ended March 31, 2007, resulted in a net loss of $650,000, and the Company's balance sheet reflects a net stockholders' deficiency of $966,000. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders and increasing the marketing of its current and new products.

NOTE 3- CONTINGENCIES

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company's common stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of our Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purports to be a shareholder derivative action, alleging the Defendants breached their fiduciary duties as

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3-CONTINGENCIES (Cont.)

directors and officers, committed waste, and were unjustly enriched. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board. The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order. On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company. On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company. On March 21, 2007, Plaintiffs filed a motion to disqualify Pepper Hamilton LLP from representing Defendants. On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action. All of the motions filed since the removal of the case to federal court have been stayed by agreement of the parties while the parties engage in settlement negotiations, which are ongoing. The Company may be obligated to indemnify the officers and directors named as Defendants in this action for some or all of their respective litigation expenses. The Company has already advanced an aggregate of $315,000 in indemnification payments to such officers and directors. Whether or not these officers and directors will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. At this time we are unable to state whether an outcome adverse to the Company or to the Defendants is either probable or remote, nor are we able to assess the amount or range of any loss in the event of an unfavorable outcome.

A suit for $260,000 regarding a project implemented by the Company in 2006 was brought against a customer of the Company at the Tel Aviv local court on March 7, 2007. The suit relates to various claims regarding three bids for supply of automated storage systems that were awarded to that customer. The Company is not a party to this suit. However, the Company has committed to cover the customer's costs in case of legal proceedings related to this project. The Company believes that the this matter will not have a material adverse effect on

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3-CONTINGENCIES (Cont.)

the results of operations, liquidity, or financial condition, but there can be no assurance that the Company will necessarily prevail, due to the inherent uncertainties in litigation.

On November 15, 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced $45,000 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. At this stage the Company is unable to determine whether this litigation would have a material adverse effect on the Company.

Item 2: Management's Discussion and Analysis or Plan of Operations

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

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues, Cost of Revenues and Gross Profit

Total revenues for the three month period ended March 31, 2007 were $98,000 a decrease of 12% from the comparable period in 2006, when total revenues were $111,000. The primary reason for the Company's continued low level of gross revenues is the Company's decision to focus on sales of its secure advanced baggage handling systems to United States airports, which has not resulted in any sales within the United States.

Our cost of revenues consists of salaries, subcontractor expenses and materials, and for the three month period ended March 31, 2007 decreased by 16% to $68,000 from $81,000 for the three month ended March 31, 2006. The decrease in cost of revenues in 2007 was primarily attributable to lower revenues in 2007 than in 2006.

Gross profit for the three month period ended March 31, 2007 was $30,000 and did not increase from the three month period ended March 31, 2006 to the same period in 2007. For the three month period ended March 31, 2007, gross profit as a percentage of sales was 31%, whereas, for the comparable period in 2006 it was 27%.

Operating Expenses

Our operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses and (c) general and administrative expenses. Operating expenses for the three month period ended March 31, 2007 were $677,000 as compared to $805,000 for the same period in 2006.

As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash compensation-related expenses for the three month period ended March 31, 2006 in the amount of $76,000. In the three month period ended March 31, 2007, we did not record any non-cash compensation-related expenses.

Set forth below is a detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products, primarily including salaries and related expenses for personnel, contract design and testing services, supplies used and consulting fees. These expenses are net of any government grants. Research and development expenses for the three month period ended March 31, 2007 decreased by 44% to $139,000 from $250,000 for the three month period ended March 31, 2006. The decrease in research and development expenses during the 2007 period as compared to the 2006 period is primarily attributable to decreased salary expenses as a result of the implementation of cost cutting plans.

Sales and Marketing

Selling and marketing expenses consist primarily of costs relating to salaries, other compensation and related expenses for personnel engaged in sales and marketing activities, promotion, sales support, and travel and related expenses. Sales and marketing expenses for the three month period ended March 31, 2007 decreased by 51% to $136,000 from $279,000 for the three month period ended March 31, 2006. The decrease in selling and marketing expenses during the 2007 period is primarily attributable to decreased salary expenses due to the implementation of cost cutting plans and to the fact that in 2006 we recorded non-cash expenses as a result of the implementation of FAS123R.

General and Administrative

General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. General and administrative expenses for the three month period ended March 31, 2007 increased by 46% to $402,000 from $276,000 for the three month period ended March 31, 2006.

The increase in general and administrative expenses during the three month period ended March 31, 2007 as compared to the same period in 2006 is primarily attributable to legal expenses related to the Company’s legal proceedings (see Part II, Item 1 below). The legal expenses for the three months ended March 31, 2007 related to such proceedings were $260,000. This increase was partially offset by decreased salary expenses as a result of cost cutting plans implemented in 2006 and non-cash expenses that we recorded in 2006 as a result of the implementation of FAS123R.

Operating Loss

Our operating loss decreased to a loss of $647,000 for three month period ended March 31, 2007 as compared to loss of $775,000 in the comparable period ended March 31, 2006, a reduction of $128,000. This reduction in our loss was primarily attributed to cost cutting plans implement by the Company in 2006.

Financial Income

Financial income for the three month period ended March 31, 2007 was $2,000 as compared to $12,000 financial income for the three month period ended March 31, 2006. The decrease in financial income is attributable to the decrease in the amount of cash, cash equivalents and short time deposits from 2006 to 2007 and thus, a decrease in interest earned on our deposits.

Other Income

The Company had no other income for the three month period ended March 31, 2007 as compared to $568,000 for the three month period ended March 31, 2006. All of the $568,000 was a result of a settlement paid to the Company by Vinci Airports US, Inc. ("Vinci"), which settled the law suit filed against Vinci by the Company's SpaceLogic, Ltd. subsidiary. The $568,000 amount represents a settlement payment in the amount of $250,000 (less legal fees and expenses in the amount of $100,000 which were deducted directly from the settlement amount) plus a waiver by Vinci of its claim for the repayment of a $418,000 loan previously made in connection with a joint venture between the parties.

Provision for Income Taxes

Taxes on income for the three month period ended March 31, 2007 were $5,000 as compared to $10,000 for the three month period ended March 31, 2006.

Net Loss and Net Loss Per Share

Net loss for the three month period ended March 31, 2007 was $650,000 or $0.012 per share as compared to a net loss of $205,000 or $0.004 per share for the three month period ended March 31, 2006, an increase in the amount of loss of $445,000.

Liquidity and Capital Resources

As of March 31, 2007, total current assets were $1,584,000 and total current liabilities were $2,118,000. On March 31, 2007, we had a working capital deficiency of $534,000 and an accumulated deficit of $8,203,000. On March 31, 2007, the Company had a cash balance of $976,000.

Net cash used in operating activities during the three months ended March 31, 2007 was $82,000 as compared to net cash used in operating activities of $819,000 in the comparable period in 2006. The major effect on operating cash flows for the period relatively to the prior period was a net loss of $650,000 relative to a net loss of $205,000, which was offset by increase in trade payables of $220,000 during the three months ended March 31, 2007 relative to 20,000 in the comparable period in 2006, an increase in other payables of $9,000 during the three months ended March 31, 2007 relative to a decrease in other payables of $403,000 in the comparable period in 2006 and an increase in deferred revenues of $461,000 during the three months ended March 31, 2007 relative to zero in the comparable period in 2006.

Net cash provided by investment activities was $126,000 for the three months ended March 31, 2007 as compared to $10,000 for the comparable period in 2006.

Net cash provided by financing activities for the three months ended March 31, 2007 and for the comparable period in 2006 was $0.

We believe that its existing cash together with cash generated from operations should be sufficient to support its operations until the third quarter of 2007; provided that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. We have undertaken several cost cutting measures designed to reduce our operating expenses, including freezing development of our ChainLogic product line, employee lay-offs, and a reduction of executive salaries. However, we may be required to spend significant amounts related to legal proceedings that we are currently involved in, particularly if we are unable to reach acceptable settlements with other parties to such proceedings. Additional cost-cutting measures may be necessary in the event we do not obtain adequate working capital during 2007. Further, we expect the announcement of our recent award of a $1.6 million contract to install an automated material handling system in Israel to provide some working capital during 2007. The system will be installed in Israel by our SpaceLogic subsidiary, and we expect to complete the installation by the fourth quarter of 2007. However, there can be no assurance that, based upon our calendar year 2006 and first quarter 2007 historical results or the above-described activities, that we will not require significant amounts of additional capital in the foreseeable future because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

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

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

~~•~~	Revenue recognition

~~•~~	Provision for warranties

~~•~~	Foreign currency conversion

~~•~~	Capitalized software costs

~~•~~	Stock based compensation

~~•~~	Reverse acquisition accounting

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

PART II

Item 1. Legal Proceedings

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company's common stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of our Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purports to be a shareholder derivative action, alleging the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board. The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order.  On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company.  On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company.  On March 21, 2007, Plaintiffs filed a motion to disqualify Pepper Hamilton LLP from representing Defendants.  On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action.  All of the motions filed since the removal of the case to federal court have been stayed by agreement of the parties while the parties engage in settlement negotiations, which are ongoing.  The Company may be obligated to indemnify the officers and directors named as Defendants in this action for some or all of their respective litigation expenses. The Company has already advanced an aggregate of $315,000 in indemnification payments to such officers and directors. Whether or not these officers and directors will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. At this time we are unable to state whether an outcome adverse to the Company or to the Defendants is either probable or remote, nor are we able to assess the amount or range of any loss in the event of an unfavorable outcome.

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

On November 15, 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced $45,000 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. At this stage the Company is unable to determine whether this litigation would have a material adverse effect on the Company.

Item 6. Exhibits

(a)	Exhibits.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURELOGIC CORP.
(Registrant)

/s/ Gary Koren	Date: May 18, 2007
Gary Koren, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Tomer Nahum	Date: May 18, 2007
Tomer Nahum, Chief Financial Officer (Principal Financial and Accounting Officer)