Form 10QSB
period 2007-06-30
SecureLogic Corp
filed 2007-08-09
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934. For the quarterly period ended June 30, 2007.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from ____ to ____ .

Commission File Number: 000-28099

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

Number of shares outstanding of each of the registrant's classes of common stock as of August 7, 2007: Common Stock: 55,947,330

Transitional Small Business Disclosure Format (check one). YES ☐ NO ☒

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

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These are described in the Risks and Uncertainties section of the Management’s Discussion and Analysis or Plan of Operations in the Company’s Annual Report on Form 10-KSB and in the Company’s other filings with the SEC.

Part 1
Item 1: Financial Statements

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands)

	June 30,	December 30,
	2007	2006
	Unaudited	audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$698	$926
Short term bank deposits	118	170
Trade receivables	200	200
Work in process	406	6
Other accounts receivable and prepaid expenses	68	89

Total current assets	1,490	1,391

LONG TERM DEPOSITS:

Long term bank deposit	-	128
Long term deposit	18	18
Severance pay funds	224	196
	242	342

PROPERTY AND EQUIPMENT, NET	117	136

Total assets	$1,849	$1,869

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands, except share data)

	June 30,	December 30,
	2007	2006
	Unaudited	audited
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade payables	$321	$239
Other payables	436	396
Deferred revenues	889	50
Deferred tax liability	705	729

Total current liabilities	2,351	1,414

Long term liabilities:
Long-term loan	-	3
Accrued severance pay	811	766
	811	769
STOCKHOLDERS' DEFICIT
Share capital:
Common Stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 55,947,331 shares	56	56
Additional paid-in capital	7,228	7,203
Foreign currency translation adjustments	(12)	(20)
Accumulated deficit	(8,585)	(7,553)

Total stockholders' deficit	(1,313)	(314)

Total liabilities and stockholders' deficiency	$1,849	$1,869

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited		Unaudited

Revenues	$425	$280	$327	$169
Cost of revenues	315	225	247	144

Gross profit	110	55	80	25

Operating expenses
Research and development	256	448	117	198
Selling and marketing	220	556	84	277
General and administrative	660	649	258	373

Total operating expenses	1,136	1,653	459	848

Operating loss	(1,026)	(1,598)	(379)	(823)

Financial income (expenses), net	4	3	2	(9)

Other income	-	568	-	-

Loss before taxes on income	(1,022)	(1,027)	(377)	(832)

Taxes on income	10	15	5	5

Net loss	$(1,032)	$(1,042)	$(382)	$(837)

Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of Common shares used in computing basic and diluted net loss per share	55,947,331	55,606,331	55,947,331	55,606,331

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
STATEMENT OF STOCKHOLDERS' DEFICENCY AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except share data)

	Number of common shares $0.001 par value	Share capital	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Comprehensive loss	Total stockholders' deficit

Balance as of January 1, 2007	55,947,331	$56	$7,203	$(20)	$(7,553)		$(314)

Stock based compensation	-	-	25	-	-	-	25

Foreign currency translation adjustments	-	-	-	8	-	8	8

Net loss	-	-	-	-	(1,032)	(1,032)	(1,032)

Comprehensive loss	-	-	-	-	-	$(1,024)	-

Balance as of June 30, 2007 (Unaudited)	55,947,331	$56	$7,228	$(12)	$(8,585)		$(1,313)

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Six months ended June 30,
	2007	2006
	Unaudited
Cash flows from operating activities:
Net loss	$(1,032)	$(1,042)
Depreciation and amortization	58	260
Accrued severance pay, net	21	14
Decrease (increase) in trade receivables	(10)	13
Decrease in other accoutns receivable and prepaid expenses	20	41
Increase in work in process	(400)	(609)
Decrease in long term receivables	-	4
Increase in deferred revenues	839	254
Increase (decrease) in trade payables	82	(18)
Decrease in deferred tax liability	(24)	-
Increase (decrease) in other payables	40	(481)
Net cash used in operating activities	(406)	(1,564)

Cash flows from investing activities:
Purchase of property and equipment	-	(9)
Short-term bank deposits, net	51	1
Long-term bank deposits, net	130	-
Repayment of notes receivables	-	130
Net cash provided by investing activities	181	122

Cash flows from financing activities:
Bridge loan receipt	-	-
Repayment of short term credit	-	-
Issuance of common stock	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash balance	(3)	10
Net change in cash and cash equivalents	(228)	(1,432)
Cash and cash equivalents at the brginning of the period	926	3,327
Cash and cash equivalents at the end of the period	$698	$1,895

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by SECURELOGIC CORP. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2006 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007 (the "2006 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

NOTE 2 -GOING CONCERN

As reflected in the accompanying financial statements, the Company's operations for the six month ended June 30, 2007, resulted in a net loss of $1,032, and the Company's balance sheet reflects a net stockholders' deficiency of $1,313. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders and increasing the marketing of its current and new products.

NOTE 3 -CONTINGENCIES

On November 14, 2006, Michael Gardner (the “Plaintiff”), a stockholder holding approximately 7.9% of the Company's common stock, filed a complaint in the Supreme Court of New York for the

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 3 -CONTINGENCIES (Cont.)

County of New York against defendants, which include certain officers and directors of the Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purports to be a shareholder derivative action, alleging the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board. The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order.  On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company.  On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company.  On March 21, 2007, Plaintiffs filed a motion to disqualify Pepper Hamilton LLP from representing Defendants.  On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action.  All of the motions filed since the removal of the case to federal court have been stayed by agreement of the parties while the parties engage in settlement negotiations, which are ongoing.  The Company may be obligated to indemnify the officers and directors named as Defendants in this action for some or all of their respective litigation expenses. The Company has already advanced an aggregate of $362 in indemnification payments to such officers and directors. Whether or not these officers and directors will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. At this time we are unable to state whether an outcome adverse to the Company or to the Defendants is either probable or remote, nor are we able to assess the amount or range of any loss in the event of an unfavorable outcome.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 3-	CONTINGENCIES (Cont.)

On November 15, 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court for the Southern District of New York and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The action has been finally adjudicated. The Company has already advanced a $82 indemnification payment to Mr. Koren.

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

During 2006, we implemented a cost cutting plan, which included executive salary reductions, a lay-off of employees, shutting down the ChainLogic subsidiary and freezing the ChainLogic product line. Those actions were taken in order to decrease our burn rate and to focus on the airport security screening market. We recently received an award of a $1.6 million contract to install an automated material handling system in Israel. Our SpaceLogic subsidiary has begun installing this system, and we expect to complete the installation by the fourth quarter of 2007. Revenues for this project are not expected to be recognized until the end of the third quarter of 2007. Despite these measures, our business is subject to risks beyond our control that can negatively impact our business, results of operations, and financial condition. Further, we believe that our existing cash together with cash generated from operations may be sufficient only to support our operations through the end of the fourth quarter of 2007. For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

Results of Operations - Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues, Cost of Revenues and Gross Profit

Total revenues for the three month period ended June 30, 2007 were $327,000, an increase of 93% from the comparable period in 2006, when total revenues were $169,000. This increase was due to two new projects that were recognized in the three months ended June 30, 2007. The primary reason for the Company's continued low level of gross revenues is the Company's decision to focus on sales of its secure advanced baggage handling systems to United States airports, which has not resulted in any sales within the United States.

Our cost of revenues consists of salaries, subcontractor expenses and materials, and for the three month period ended June 30, 2007 increased by 71% to $247,000 from $144,000 for the three month period ended June 30, 2006. The increase in cost of revenues in the three month period ended June 30, 2007 was primarily attributable to higher revenues in 2007 during the period than in the comparable period in 2006.

Gross profit for the three month period ended June 30, 2007 was $80,000, an increase of 220% from the comparable period in 2006, when gross profit was $25,000. For the three month period ended June 30, 2007, gross profit as a percentage of sales was 24%, whereas, for the comparable period in 2006 it was 15%.

Operating Expenses

Our operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses and (c) general and administrative expenses. Operating expenses for the three month period ended June 30, 2007 were $459,000 as compared to $848,000 for the same period in 2006.

As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash compensation-related expenses of $25,000 for the three month period ended June 30, 2007 and $166,000 for the three month period ended June 30, 2006.

Set forth below is a more detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products, primarily including salaries and related expenses for personnel, contract design and testing services, supplies used and consulting fees. These expenses are net of any government grants. Research and development expenses for the three month period ended June 30, 2007 decreased by 41% to $117,000 from $198,000 for the three month period ended June 30, 2006. The decrease in research and development expenses during the three month period ended June 30, 2007 period as compared to the comparable 2006 period was primarily attributable to decreased salary expenses as a result of the implementation of cost cutting plans.

Sales and Marketing

Selling and marketing expenses consist primarily of costs relating to salaries, other compensation and related expenses for personnel engaged in sales and marketing activities, promotion, sales support, and travel and related expenses. Sales and marketing expenses for the three month period ended June 30, 2007 decreased by 70% to $84,000 from $277,000 for the three month period ended June 30, 2006. The decrease in selling and marketing expenses during the three month period ended June 30, 2007 is primarily attributable to decreased salary expenses due to the implementation of cost cutting plans and to the fact that in comparable period in 2006 we recorded higher non-cash expenses as a result of the implementation of FAS123R than we recorded in the three month period ended June 30, 2007.

General and Administrative

General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. General and administrative expenses for the three month period ended June 30, 2007 decreased by 31% to $258,000 from $373,000 for the three month period ended June 30, 2006. The decrease in general and administrative expenses during the three month period ended June 30, 2007 as compared to the same period in 2006 was primarily attributable to decreased salary expenses as a result of cost cutting plans implemented in 2006 and non-cash expenses that we recorded in 2006 as a result of the implementation of FAS123R than we recorded in the three month period ended June 30, 2007.

Operating Loss

Our operating loss decreased to a loss of $379,000 for three month period ended June 30, 2007 as compared to a loss of $823,000 in the comparable period ended June 30, 2006, a reduction of $444,000, or approximately 54%. This reduction in our loss was primarily attributed to cost cutting plans implemented by the Company in 2006.

Financial Income

Financial income for the three month period ended June 30, 2007 was $2,000 as compared to $(9,000) in financial expenses for the three month period ended June 30, 2006.

Other Income

The Company had no other income for either the three month period ended June 30, 2007 or the three month period ended June 30, 2006.

Provision for Income Taxes

Taxes on income for the three month period ended June 30, 2007 and for the three month period ended June 30 2006 were $5,000.

Net Loss and Net Loss Per Share

Net loss for the three month period ended June 30, 2007 was $382,000 or $0.01 per share as compared to a net loss of $837,000 or $0.02 per share for the three month period ended June 30, 2006, a decrease in the amount of loss of $455,000.

Results of Operations - Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues, Cost of Revenues and Gross Profit

Total revenues for the six month period ended June 30, 2007 were $425,000, an increase of 52% from the comparable period in 2006, when total revenues were $280,000. The primary reason for the Company's continued low level of gross revenues was the Company's decision to focus on sales of its secure advanced baggage handling systems to United States airports, which has not yet resulted in any sales within the United States.

Our cost of revenues consists of salaries, subcontractor expenses and materials, and for the six month period ended June 30, 2007 increased by 40% to $315,000 from $225,000 for the six month period ended June 30, 2006. The increase in cost of revenues during the first six months of 2007 was primarily attributable to higher revenues during that time than in the comparable period in 2006.

Gross profit for the six month period ended June 30, 2007 was $110,000, an increase of 100% from the comparable period in 2006, when total gross profit was $55,000. For the six month period ended June 30, 2007, gross profit as a percentage of sales was 26%, whereas, for the comparable period in 2006 it was 20%.

Operating Expenses

Our operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses and (c) general and administrative expenses. Operating expenses for the six month period ended June 30, 2007 were $1,136,000 as compared to $1,653,000 for the same period in 2006.

As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash compensation-related expenses of $25,000 for the six month period ended June 30, 2007 and $233,000 for the six month period ended June 30, 2006.

Set forth below is a more detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products, primarily including salaries and related expenses for personnel, contract design and testing services, supplies used and consulting fees. These expenses are net of any government grants. Research and development expenses for the six month period ended June 30, 2007 decreased by 43% to $256,000 from $448,000 for the six month period ended June 30, 2006. The decrease in research and development expenses during the period ended June 30, 2007 period as compared to the comparable 2006 period was primarily attributable to decreased salary expenses as a result of the implementation of cost cutting plans.

Sales and Marketing

Selling and marketing expenses consist primarily of costs relating to salaries, other compensation and related expenses for personnel engaged in sales and marketing activities, promotion, sales support, and travel and related expenses. Sales and marketing expenses for the six month period ended June 30, 2007 decreased by 61% to $220,000 from $556,000 for the six month period ended June 30, 2006. The decrease in selling and marketing expenses during the period ended June 30, 2007 is primarily attributable to decreased salary expenses due to the implementation of cost cutting plans and to the fact that in the comparable period of 2006 we recorded higher non-cash expenses as a result of the implementation of FAS123R than we recorded in the three month period ended June 30, 2007.

General and Administrative

General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. General and administrative expenses for the six month period ended June 30, 2007 increased by 2% to $660,000 from $649,000 for the six month period ended June 30, 2006. The increase in general and administrative expenses during the six month period ended June 30, 2007 as compared to the same period in 2006 was primarily attributable to legal expenses related to the Company’s legal proceedings (see Part II, Item 1 below). This increase was partially offset by decreased salary expenses as a result of cost cutting plans implemented in 2006 and higher non-cash expenses than we recorded in 2006 as a result of the implementation of FAS123R than we recorded in the three month period ended June 30, 2007.

Operating Loss

Our operating loss decreased to a loss of $1,026,000 for the six month period ended June 30, 2007 as compared to a loss of $1,598,000 in the comparable period ended June 30, 2006, a reduction of $572,000, or approximately 36%. This reduction in our loss was primarily attributed to cost cutting plans implemented by the Company in 2006.

Financial Income

Financial income for the six month period ended June 30, 2007 was $4,000 as compared to $3,000 for the six month period ended June 30, 2006.

Other Income

The Company had no other income for the six month period ended June 30, 2007 as compared to $568,000 for the six month period ended June 30, 2006. All of the $568,000 was a result of a settlement paid to the Company by Vinci Airports US, Inc. ("Vinci"), which settled the lawsuit filed against Vinci by the Company's SpaceLogic, Ltd. subsidiary. The $568,000 amount represents a settlement payment in the amount of $250,000 (less legal fees and expenses in the amount of $100,000 which were deducted directly from the settlement amount) plus a waiver by Vinci of its claim for the repayment of a $418,000 loan previously made in connection with a joint venture between the parties.

Provision for Income Taxes

Taxes on income for the six month period ended June 30, 2007 were $10,000 as compared to $15,000 for the six month period ended June 30, 2006.

Net Loss and Net Loss Per Share

Net loss for the six month period ended June 30, 2007 was $1,032,000 or $0.02 per share as compared to a net loss of $1,042,000 or $0.02 per share for the six month period ended June 30, 2006, a decrease in the amount of loss of $10,000.

Liquidity and Capital Resources

As of June 30, 2007, total current assets were $1,490,000 and total current liabilities were $2,351,000. As of June 30, 2007, we had a working capital deficiency of $861,000 and an accumulated deficit of $8,585,000. As of June 30, 2007, the Company had a cash balance of $698,000.

Net cash used in operating activities during the six months ended June 30, 2007 was $406,000 as compared to net cash used in operating activities of $1,564,000 in the comparable period in 2006. The major effects on operating cash flows for the six month period relative to the same period in 2006 were amortization and depreciation of $58,000 during the six month period ended June 30, 2007 relative to $260,000 in the comparable period in 2006 and an increase in deferred revenues of $839,000 during the six month period ended June 30, 2007 relative to an increase of $254,000 in the comparable period in 2006.

Net cash provided by investment activities was $181,000 for the six months ended June 30, 2007 as compared to $122,000 for the comparable period in 2006.

Net cash provided by financing activities for the six months ended June 30, 2007 and for the comparable period in 2006 was $0.

We believe that our existing cash together with cash generated from operations should be sufficient only to support our operations through the fourth quarter of 2007; provided that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. We have undertaken several cost cutting measures designed to reduce our operating expenses, including freezing development of our ChainLogic product line, employee lay-offs, and a reduction of executive salaries. Additional cost-cutting measures may be necessary in the event we do not obtain adequate working capital during 2007. Further, we expect that our recent award of a $1.6 million contract to install an automated material handling system in Israel to provide some working capital at the end of the third quarter of 2007 as installation has begun on this project. The system is being installed in Israel by our SpaceLogic subsidiary, and we expect to complete the installation by the fourth quarter of 2007. However, there can be no assurance that, based upon our calendar year 2006 and first and second quarters 2007 historical results or the above-described activities, that we will not require significant amounts of additional capital sooner because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

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

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

o Revenue recognition

o Provision for warranties

o Foreign currency conversion

o Capitalized software costs

o Stock based compensation

o Reverse acquisition accounting

Our audited financial statements as of December 30, 2006 contain further discussions on our critical accounting policies and estimates.

The preceding statements under "Management's Discussion and Analysis or Plan of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different from future occurrences, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund our working capital needs from cash flow.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report , and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

PART II

Item 1. Legal Proceedings

On November 14, 2006, Michael Gardner (the “Plaintiff”), a stockholder holding approximately 7.9% of the Company's common stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of our Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purports to be a shareholder derivative action, alleging the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board. The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order.  On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company.  On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company.  On March 21, 2007, Plaintiffs filed a motion to disqualify Pepper Hamilton LLP from representing Defendants.  On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action.  All of the motions filed since the removal of the case to federal court have been stayed by agreement of the parties while the parties engage in settlement negotiations, which are ongoing.  The Company may be obligated to indemnify the officers and directors named as Defendants in this action for some or all of their respective litigation expenses. The Company has already advanced an aggregate of $362,000 in indemnification payments to such officers and directors. Whether or not these officers and directors will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. At this time we are unable to state whether an outcome adverse to the Company or to the Defendants is either probable or remote, nor are we able to assess the amount or range of any loss in the event of an unfavorable outcome.

On November 15, 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court for the Southern District of New York and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The action has been finally adjudicated. The Company has already advanced a $82,000 indemnification payment to Mr. Koren.

Item 6. Exhibits

(a) Exhibits.

10.1	English Translation of Form of Employment Agreement by the Company and Iftach Yeffet dated April 20, 2005

10.2	Employment Agreement by the Company and Michal Moses dated July 12, 2007

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURELOGIC CORP.
(Registrant)

/s/ Gary Koren	Date:August 9, 2007
Gary Koren, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Iftach Yeffet	Date: August 9, 2007
Iftach Yeffet, Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)