Form 10QSB/A
period 2007-06-30
SecureLogic Corp
filed 2007-08-16
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Explanatory Note

Amendment No. 1 to the Registrant’s Quarterly Report (the “Quarterly Report”) on Form 10-QSB for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 is being filed to correctly state the status of the complaint filed by Treeline Investment Partners and David Jaroslawicz against Gary Koren and Killy Koren described in Note 3 to the Registrant’s unaudited financial statements and in Part II, Item 1 of the Quarterly Report.

As a result of these amendments, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-QSB/A. All other items of the Quarterly Report, are re-filed herein for the convenience of reference. No other items of the Quarterly Report are being amended and this Amendment No. 1 does not reflect any events occurring after the filing on August 9, 2007 of the original Quarterly Report, except for the amendments described above.

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

On November 15, 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court for the Southern District of New York and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. On July 3, 2007, the court denied the motion to dismiss. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced a $82 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend on, among other things, the substance and merit of the claims. At this stage, the Company is unable to determine whether this litigation would have a material adverse effect on the Company.

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

On November 15, 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court for the Southern District of New York and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. On July 3, 2007, the court denied the motion to dismiss. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced a $82,000 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend on, among other things, the substance and merit of the claims. At this stage, the Company is unable to determine whether this litigation would have a material adverse effect on the Company.

Item 6. Exhibits

(a) Exhibits.

10.1*	English Translation of Form of Employment Agreement by the Company and Iftach Yeffet dated April 20, 2005

10.2*	Employment Agreement by the Company and Michal Moses dated July 12, 2007

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

* previously filed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

SECURELOGIC CORP.
(Registrant)

/s/ Gary Koren	Date:August 16, 2007
Gary Koren, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Iftach Yeffet	Date: August 16, 2007
Iftach Yeffet, Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)