Form 10QSB
period 2007-09-30
SecureLogic Corp
filed 2007-11-19
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934. For the quarterly period ended September 30, 2007.

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

Number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2007: Common Stock: 55,947,330

Transitional Small Business Disclosure Format (check one). YES |_|     NO |X|

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

PART 1
Item 1: Financial Statements

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands)

	September 30,	December 30,
	2007	2006
	Unaudited	audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$477	$926
Short term bank deposits	294	170
Trade receivables	236	200
Work in process	106	6
Other accounts receivable and prepaid expenses	63	89

Total current assets	1,176	1,391

LONG TERM DEPOSITS:

Long term bank deposit	-	128
Long term deposit	19	18
Severance pay funds	233	196
	252	342

PROPERTY AND EQUIPMENT, NET	113	136

Total assets	$1,541	$1,869

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands, except share data)

	September 30,	December 30,
	2007	2006
	Unaudited	audited
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade payables	$439	$239
Other payables	428	396
Deferred revenues	385	50
Deferred tax liability	705	729

Total current liabilities	1,957	1,414

Long term liabilities:
Long-term loan	-	3
Accrued severance pay	861	766
	861	769
STOCKHOLDERS' DEFICIT
Share capital:
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares; Issued and outstanding: 55,947,331 shares	56	56
Additional paid-in capital	7,264	7,203
Foreign currency translation adjustments	(41)	(20)
Accumulated deficit	(8,556)	(7,553)

Total stockholders' deficit	(1,277)	(314)

Total liabilities and stockholders' deficiency	$1,541	$1,869

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	Unaudited		Unaudited

Revenues	$1,803	$406	$1,378	$126
Cost of revenues	1,269	314	954	89

Gross profit	534	92	424	37

Operating expenses
Research and development	325	650	69	202
Selling and marketing	284	710	64	154
General and administrative	911	877	251	228

Total operating expenses	1,520	2,237	384	584

Operating profit (loss)	(986)	(2,145)	40	(547)

Financial income (expenses), net	(3)	15	(7)	12

Other income	-	568	-	-

Profit (loss) before taxes on income	(989)	(1,562)	33	(535)

Taxes on income	14	20	4	5

Net profit (loss)	$(1,003)	$(1,582)	$29	$(540)

Basic and diluted net profit (loss) per share	$(0.02)	$(0.03)	$0.00	$(0.01)

Weighted average number of Common
shares used in computing basic and diluted	55,947,331	5,617,442	55,947,331	55,639,664

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
STATEMENT OF STOCKHOLDERS' DEFICENCY AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except share data)

	Number of
	common			Accumulated
	shares		Additional	other			Total
	$0.001	Share	paid-in	comprehensive	Accumulated	Comprehensive	stockholders'
	par value	capital	capital	loss	deficit	loss	deficit

Balance as of January 1, 2007	55,947,331	$56	$7,203	$(20)	$(7,553)		$(314)

Stock based compensation	-	-	61	-	-	-	61

Foreign currency translation
adjustments	-	-	-	(21)		(21)	(21)

Net loss	-	-	-	-	(1,003)	(1,003)	(1,003)

Comprehensive loss	-	-	-	-	-	(1,024)	-

Balance as of September 30, 2007 (Unaudited)	55,947,331	56	7,264	(41)	(8,556)		(1,277)

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Nine months ended September 30,
	2007	2006
	Unaudited
Cash flows from operating activities:
Net loss	$(1,003)	$(1,582)
Depreciation and amortization	104	378
Accrued severance pay, net	28	24
Decrease (increase) in trade receivables	(27)	24
Decrease in other accounts
receivable and prepaid expenses	24	109
Increase in work in process	(98)	(502)
Decrease in long term receivables	-	-
Increase in deferred revenues	332	588
Increase (decrease) in trade payables	180	(430)
Decrease in deferred tax liability	(24)	-
Increase (decrease) in other payables	8	(532)
Net cash used in operating activities	(476)	(1,923)

Cash flows from investing activities:
Purchase of property and equipment	(7)	(9)
Short-term bank deposits, net	(112)	(2)
Long-term bank deposits, net	130	-
Repayment of notes receivables	-	130
Net cash provided by investing activities	11	119

Cash flows from financing activities:
Bridge loan receipt	-	-
Repayment of short term credit	-	-
Issuance of common stock	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash balance	16	32
Net change in cash and cash equivalents	(449)	(1,772)
Cash and cash equivalents at the beginning
of the period	926	3,327
Cash and cash equivalents at the end
of the period	$477	$1,555

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by SECURELOGIC CORP. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2006 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007 (the "2006 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company's operations for the nine month ended September 30, 2007, resulted in a net loss of $1,003, and the Company's balance sheet reflects a net stockholders' deficiency of $1,277. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current stockholders and potential investors and lenders and increasing the marketing of its current and new products.

NOTE 3 - CONTINGENCIES

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

NOTE 3 - CONTINGENCIES (Cont.)

breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched.

On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board.

The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order.  On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company.  On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company.  On March 21, 2007, Plaintiffs filed a motion to disqualify Pepper Hamilton LLP from representing Defendants.  On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks' personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action.  All of the motions filed since the removal of the case to federal court remain pending.  The parties submitted their briefings on the pending motions in early September2007. To-date the Court has not ruled on the pending motions.
The parties are in a process of finalizing the terms of a settlement of the litigation , which in any event will be subject to Court approval.

On November 15, 2006, Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren (Company’s CEO) and Killy Koren (collectively, “Treeline Defendants”) regarding two transactions for the purchase of shares of the Company’s common stock performed in 2005.  On March 7, 2007, the Treeline Defendants removed this action to the District Court and on March 14, 2007, and moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity.   While the Company is not a party to this litigation, the

NOTE 3- CONTINGENCIES (Cont.)

Company may be obligated to indemnify Mr. Koren for some juor all of his litigation expenses.  The Company has already advanced $45 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. The Company believes that this matter will not have a material adverse effect on the results of operations, liquidity, or financial condition.

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

During 2006, we implemented a cost cutting plan, which included executive salary reductions, a lay-off of employees, shutting down the ChainLogic subsidiary and freezing the ChainLogic product line. Those actions were taken in order to decrease our burn rate and to focus on the airport security screening market. During 2007 we received an award of a $1.9 million contract to install an automated material handling system in Israel. Our SpaceLogic subsidiary has begun installing this system, and we expect to complete the installation by the first quarter of 2008. During this quarter, $1.3 million revenues of the project were recognized. Despite these measures, our business is subject to risks beyond our control that can negatively impact our business, results of operations, and financial condition. Further, we believe that our existing cash together with cash generated from operations may be sufficient only to support our operations through the end of the first quarter of 2008. For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

Results of Operations - Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues, Cost of Revenues and Gross Profit

Total revenues for the three months period ended September 30, 2007 were $1,378,000, an increase of 994% from the comparable period in 2006, when total revenues were $126,000. This increase was due to a project of installing an automated material handling system in Israel, that was recognized partly in the three months ended September 30, 2007. Further revenues derived from this project are expected to be recognized in the forth quarter of 2007 and the first quarter of 2008.

Our cost of revenues consists of salaries, subcontractor expenses and materials, and for the three months period ended September 30, 2007 increased to $954,000 from $89,000 for the three months period ended September 30, 2006. The increase in cost of revenues in the three months period ended September 30, 2007 was attributable to the commencement of the current installation.

Gross profit for the three months period ended September 30, 2007 was $424,000, up from $37,000 in the comparable period in 2006. For the three months period ended September 30, 2007, gross profit as a percentage of sales was 31%, an increase from 29% in the comparable period in 2006.

Operating Expenses

Our operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses and (c) general and administrative expenses. Operating expenses for the three months period ended September 30, 2007 were $384,000 as compared to $584,000 for the same period in 2006, due in part to past cutting plans.

As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash compensation-related expenses of $36,000 for the three months period ended September 30, 2007 and $77,000 for the three months period ended September 30, 2006.

Set forth below is a more detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products, primarily salaries and related expenses for personnel, contract design and testing services, supplies and consulting fees. These expenses are net of any government grants. Research and development expenses for the three months period ended September 30, 2007 decreased by 66% to $69,000 from $202,000 for the three months period ended September 30, 2006. The decrease in research and development expenses during the three months period ended September 30, 2007 is primarily attributable to the implementation of cost cutting plans.

Selling and Marketing

Selling and marketing expenses consist primarily of costs relating to salaries, other compensation and related expenses for personnel engaged in sales and marketing activities, promotion, sales support, and travel and related expenses. Sales and marketing expenses for the three months period ended September 30, 2007 decreased by 58% to $64,000 from $154,000 for the three months period ended September 30, 2006. The decrease in selling and marketing expenses during the three months period ended September 30, 2007 is primarily attributable to decreased salary expenses due to the implementation of cost cutting plans.

General and Administrative

General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. General and administrative expenses for the three months period ended September 30, 2007 increased by 10% to $251,000 from $228,000 for the three months period ended September 30, 2006. The increase in general and administrative expenses during the three months period ended September 30, 2007 as compared to the same period in 2006 was primarily attributable to increase in legal expenses, offset by a decreased salary expenses as a result of cost cutting plans implemented in 2006 and non-cash expenses that we recorded in 2006 as a result of the implementation of FAS123R than we recorded in the three months period ended September 30, 2007.

Operating Profit (Loss )

In the three months period ended September 30, 2007 our operating profit was $40,000 as compared to a loss of $547,000 in the comparable period ended September 30, 2006, a reduction of $587,000. This reduction in our loss was primarily attributed to increase in gross profit due to revenue recognition from the current installation project, as well as cost cutting plans implemented in 2006.

Financial Income (Expenses)

Financial expenses for the three months period ended September 30, 2007 were $(7,000) as compared to $12,000 in financial expenses for the three months period ended September 30, 2006.

Other Income

The Company had no other income for either the three months period ended September 30, 2007 or the three months period ended September 30, 2006.

Provision for Income Taxes

Taxes on income for the three months period ended September 30, 2007 were $4,000 as compared to $5,000 for the three months period ended September 30 2006.

Net Profit (Loss) and Net Profit (Loss) Per Share

Net profit for the three months period ended September 30, 2007 was $29,000 or $0.00 per share as compared to a net loss of $(540,000) or $(0.01) per share for the three months period ended September 30, 2006, a decrease in the amount of loss of $569,000.

Results of Operations - Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues, Cost of Revenues and Gross Profit

Total revenues for the nine months period ended September 30, 2007 were $1,803,000, an increase of 344% from the comparable period in 2006, when total revenues were $406,000. This increase was due to a project of installing an automated material handling system in Israel, that was recognized partly in the nine months ended September 30, 2007~~.~~

Our cost of revenues consists of salaries, subcontractor expenses and materials, and for the nine months period ended September 30, 2007 increased by 304% to $1,269,000 from $314,000 for the nine months period ended September 30, 2006. The increase in cost of revenues during the first nine months of 2007 was primarily attributable to higher revenues during that time, from the current installation project than in the comparable period in 2006.

Gross profit for the nine months period ended September 30, 2007 was $534,000, an increase of 480% from the comparable period in 2006, when total gross profit was $92,000. For the nine months period ended September 30, 2007, gross profit as a percentage of sales was 30%, whereas, for the comparable period in 2006 it was 23%.

Operating Expenses

Our operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses and (c) general and administrative expenses. Operating expenses for the nine months period ended September 30, 2007 were $1,520,000 as compared to $2,237,000 for the same period in 2006.As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash compensation-related expenses of $61,000 for the nine months period ended September 30, 2007 and $310,000 for the nine months period ended September 30, 2006.

Set forth below is a more detailed discussion showing the components of our operating expenses.

Research and Development

Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products, primarily salaries and related expenses for personnel, contract design and testing services, supplies and consulting fees. These expenses are net of any government grants. Research and development expenses for the nine months period ended September 30, 2007 decreased by 50% to $325,000 from $650,000 for the nine months period ended September 30, 2006. The decrease in research and development expenses during the period ended September 30, 2007 period as compared to the comparable 2006 period was primarily attributable to decreased salary expenses as a result of the implementation of cost cutting plans.

Sales and Marketing

Selling and marketing expenses consist primarily of costs relating to salaries, other compensation and related expenses for personnel engaged in sales and marketing activities, promotion, sales support, and travel and related expenses. Sales and marketing expenses for the nine months period ended September 30, 2007 decreased by 60% to $284,000 from $710,000 for the nine months period ended September 30, 2006. The decrease in selling and marketing expenses during the period ended September 30, 2007 is primarily attributable to decreased salary expenses due to the implementation of cost cutting plans and to the fact that in the comparable period of 2006 we recorded higher non-cash expenses as a result of the implementation of FAS123R than we recorded in the three months period ended September 30, 2007.

General and Administrative

General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. General and administrative expenses for the nine months period ended September 30, 2007 increased by 4% to $911,000 from $877,000 for the nine months period ended September 30, 2006. The increase in general and administrative expenses during the nine months period ended September 30, 2007 as compared to the same period in 2006 was primarily attributable to legal expenses related to the Company’s legal proceedings. This increase was partially offset by decreased salary expenses as a result of cost cutting plans implemented in 2006 and higher non-cash expenses than we recorded in 2006 as a result of the implementation of FAS123R than we recorded in the nine months period ended September 30, 2007.

Operating Loss

Our operating loss decreased to a loss of $986,000 for the nine months period ended September 30, 2007 as compared to a loss of $2,145,000 in the period ended September 30, 2006, a reduction of $1,159,000, or approximately 54%. This reduction in our loss was primarily attributed to cost cutting plans implemented by the Company in 2006, increase in revenues in the nine months period ended September 30, 2007 and higher non-cash expenses than we recorded in 2006 as a result of the implementation of FAS123R than we recorded in the nine months period ended September 30, 2007.

Financial Income (expenses)

Financial expenses for the nine months period ended September 30, 2007 were $(3,000) as compared to financial income of $15,000 for the nine months period ended September 30, 2006.

Other Income

The Company had no other income for the nine months period ended September 30, 2007 as compared to $568,000 for the nine months period ended September 30, 2006. All of the $568,000 was a result of a settlement paid to the Company by Vinci Airports US, Inc. ("Vinci"), which settled the lawsuit filed against Vinci by the Company's SpaceLogic, Ltd. subsidiary. The $568,000 amount represents a settlement payment in the amount of $250,000 (less legal fees and expenses in the amount of $100,000 which were deducted directly from the settlement amount) plus a waiver by Vinci of its claim for the repayment of a $418,000 loan previously made in connection with a joint venture between the parties.

Provision for Income Taxes

Taxes on income for the nine months period ended September 30, 2007 were $114,000 as compared to $20,000 for the nine months period ended September 30, 2006.

Net Loss and Net Loss Per Share

Net loss for the nine months period ended September 30, 2007 was $1,003,000 or $0.02 per share as compared to a net loss of $1,582,000 or $0.03 per share for the nine months period ended September 30, 2006, a decrease in the amount of loss of $579,000.

Liquidity and Capital Resources

As of September 30, 2007, total current assets were $1,176,000 and total current liabilities were $1,957,000. As of September 30, 2007, we had a working capital deficiency of $781,000 and an accumulated deficit of $8,556,000. As of September 30, 2007, the Company had a cash balance of $477,000.

Net cash used in operating activities during the nine months ended September 30, 2007 was $476,000 as compared to net cash used in operating activities of $1,923,000 in the comparable period in 2006. The major effects on operating cash flows for the nine months period relative to the same period in 2006 were amortization and depreciation of $104,000 during the nine months period ended September 30, 2007 relative to $378,000 in the comparable period in 2006, an increase in work in process of $92,000 during the nine months period ended September 30, 2007 relative to an increase of $502,000 in the comparable period in 2006, an increase in deferred revenues of $332,000 during the nine months period ended September 30, 2007 relative to an increase of $588,000 in the comparable period in 2006, an increase in trade payables of $180,000 during the nine months period ended September 30, 2007 compared to a decrease of $430,000 in the comparable period in 2006 and an increase in other payables of $8,000 during the nine months period ended September 30, 2007 compared to a decrease of $532,000 in the comparable period in 2006.

Net cash provided by investment activities was $11,000 for the nine months ended September 30, 2007 as compared to $119,000 for the comparable period in 2006.

Net cash provided by financing activities for the nine months ended September 30, 2007 and for the comparable period in 2006 was $0.

We believe that our existing cash together with cash generated from operations should be sufficient to support our operations only through the first quarter of 2008; provided that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. We have undertaken several cost cutting measures designed to reduce our operating expenses, including freezing development of our ChainLogic product line, employee lay-offs, and a reduction of executive salaries. Additional cost-cutting measures may be necessary in the event we do not obtain adequate working capital in the near term. Further, we expect that our award of a $1.9 million contract to install an automated material handling system in Israel to provide some working capital at the end of the fourth quarter of 2007 as installation has begun on this project, and some working capital was provided during the third quarter of 2007. The system is being installed in Israel by our SpaceLogic subsidiary, and we expect to complete the installation by the first quarter of 2008. However, there can be no assurance that, based upon our calendar year 2006 and first through third quarters 2007 historical results or the above-described activities, that we will not require significant amounts of additional capital sooner because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. Our financial statements have been prepared assuming we will continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act, within 90 days of the filing date of this report , and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

PART II

Item 1. Legal Proceedings

On November 14, 2006, Michael Gardner (the “Plaintiff”), a stockholder holding approximately 7.9% of the Company's common stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of our Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purports to be a shareholder derivative action, alleging the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board. The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order.  On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company.  On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company.  On March 21, 2007, Plaintiffs filed a motion to disqualify Pepper Hamilton LLP from representing Defendants.  On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action.  All of the motions filed since the removal of the case to federal court have been stayed by agreement of the parties. The parties submitted their briefings on the pending motions in early September2007. To-date the Court has not ruled on the pending motions.
The parties are in a process of finalizing the terms of a settlement of the litigation , which in any event will be subject to Court approval.

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

On November 15, 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court for the Southern District of New York and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced $82,000 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. The Company believes that this matter will not have a material adverse effect on the results of operations, liquidity, or financial condition.

Item 6. Exhibits

(a) Exhibits.

10.1	English Translation of Employment Agreement by the Company and Iftach Yeffet dated April 20, 2005 (*)

10.2	Employment Agreement by the Company and Michal Moses dated July 12, 2007 (*)

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

312.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

(*) Incorporated by reference to the Quarterly Report a Form 10-QSB, filed on August 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURELOGIC CORP.
(Registrant)

/s/ GARY KOREN	Date: November 20, 2007
Gary Koren, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ MICHAL MOSES	Date: November 20, 2007
Michal Moses, Chief Financial Officer
(Principal Financial and Accounting Officer)