Form 10KSB
period 2007-12-31
SecureLogic Corp
filed 2008-04-14
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

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

Issuer's revenues for its most recent fiscal year: $2,745,000.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2008: $1,388,969.

Number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2008: Common Stock: 55,947,330.

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

SECURELOGIC CORP.
2007 FORM 10-KSB ANNUAL REPORT

TRADEMARKS/DEFINITIONS

All trademarks, service marks or trade names referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) “we,” “us,” “our,” the “Company” or “SecureLogic” refer to the consolidated operations of SecureLogic Corp., a Nevada corporation, (b) “you” refers to the readers of this Form 10-KSB, and (c) the “Web” refers to the World Wide Web.

FORWARD-LOOKING STATEMENTS

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management’s Discussion and Analysis contained in its various SEC filings. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements. You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. None of the Company’s forward-looking statements should be relied upon as a prediction of actual results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

PART I

ITEM 1. BUSINESS

We were incorporated in 1997 as a Nevada corporation and formerly provided software products that served the consumer, small business and corporate enterprise markets through two wholly owned operating subsidiaries. We sold these subsidiaries and changed our name to "Monterey Bay Tech, Inc." in 2004.

In late 2004, we signed a Letter of Intent to acquire SpaceLogic, Ltd., a privately held Israeli corporation that focused on the airport security screening market and airport baggage handling market. In 2005, we executed and closed a Stock Purchase Agreement with SpaceLogic and its stockholders, pursuant to which we acquired all of the capital stock of SpaceLogic in exchange for 33,253,611 newly-issued shares of our common stock, representing approximately 60% of our then-outstanding class of common stock, and changed our name to SecureLogic Corp. As a result, SpaceLogic’s wholly owned SecureLogic, Ltd. subsidiary became our indirect subsidiary.

Since our acquisition of SpaceLogic, we have focused our business primarily on the airport security screening market. We develop and market software products for the command, control and monitoring of complex security screening operations

As a result, however, of the settlement of certain litigation described below under Legal Proceedings, and upon the approval by the court and our shareholders, the SpaceLogic acquisition that closed in May 2005 will be reversed. Following these approvals, our business operations associated with the airport security screening and handling markets that were acquired in 2005 will be returned to the previous owners and the shares of our common stock issued in that acquisition will be returned or cancelled.

Our principal executive offices are located at 43 Hamelacha Street, Netanya, Israel, and our telephone is +972-9-885-5565. Our Web site can be found at www.secure-logic.net.

Airport Security Screening Systems. The SecureLogic iScreen product line provides innovative control software systems for efficient and effective airport checked baggage screening and passenger screening. It automates traditional human screening procedures to enable the deployment of large-scale screening operations for airports, border-crossings and other complex transfer points. Our iScreen software systems integrate unique security methodologies with state-of-the-art screening and baggage handling technologies, providing a comprehensive control package for baggage screening and passenger screening operations. iScreen ensures efficient and cost-effective automation of security screening and baggage handling for an airport’s checked baggage handling operation and enhances the capabilities of airports to meet their significant managerial and control challenges.

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

We are working closely with governmental regulators and airports for the deployment of iScreen in several major airports. The United States Transportation Security Administration (“TSA”) a division of the Department of Homeland Security, awarded a Single Source Contract in 2005 to SpaceLogic to install an iScreen Node in a major U.S. metropolitan airport for a pilot program. This system was fully installed for operation in the pilot airport by mid-2007, but the final report has not been issued yet.

Automated Baggage Handling and Material Handling Systems. We provide integrated systems that combine automated equipment controlled by our software with the most advanced third party hardware systems, allowing for rapid implementation of airport baggage handling systems as well as material handling systems. Special emphasis is given to high quality and on-time supply of fully operational turnkey systems.

FlowX - our warehouse management system software solution optimizes the logistic operations of warehouses, distribution centers, retailers and archives and record storage facilities.

Product Support and Development. We employ two full-time support personnel who provide technical support services to customers by email, on-site consultation, telephone and fax. Support services include resolving issues related to the performance of our system and its interoperability with user’s existing computer systems and software, solving problems with software operation and suggesting solutions to computing issues. For product development, we utilize internal resources as well as contractors for the development of our software products. For the fiscal years ending December 31, 2007 and 2006, we spent approximately $401,000 and $799,000, respectively, in research and development costs of our products.

Sales and Marketing. The SpaceLogic and SecureLogic product suites are sold directly to the TSA for U.S. airport use and to foreign airports outside of the U.S by our in-house sales and marketing personnel and through joint ventures with strategic partners from relevant industries, including possible partnering with established airport security vendors and system integrators to supply integration, adaptation and system configuration services, as required.

Competition. We believe that we currently have no direct competitors for our iScreen product lines. We have numerous competitors for our baggage handling services and systems integration business in the form of the various baggage handling equipment providers, system integrators, explosive detection system providers and other detection equipment manufacturers, such as Siemens, VanDerLande, and FKI. We have numerous competitors for our warehouse management software product including major software vendors such as SAP, Oracle, Manhattan Associates, Catalyst and Red Prairie.

Government Regulation. We are not currently subject to direct government regulation, other than pursuant to securities laws and the regulations thereunder applicable to all publicly owned companies, laws and regulations applicable to businesses generally and laws and regulations applicable to businesses contracting with U.S. and international governmental agencies.

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

We regard our software as proprietary and attempt to protect it with copyrights, trade secret laws, and internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into software license agreements. In connection with copyrights to software, as a general rule, for works created after January 1, 1978, copyright protection lasts for the life of the author plus an additional 70 years. For an anonymous work, a pseudonymous work, or a work made for hire, the copyright endures for a term of 95 years from the year of its first publication or a term of 120 years from the year of its creation, whichever expires first in accordance with the provisions of the U.S. Copyright Act. We license our software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret. Computer software generally can be patented only with difficulty and existing copyright laws afford only limited practical protection.

On a regular basis, we evaluate our development efforts to determine if patent protection would be applicable. Patents run for a period of at least 20 years from the application date of the patent. We currently have a pending U.S. Patent Application No. 10/516,010 for SCREENING SYSTEMS FOR OBJECTS IN TRANSIT as well as corresponding pending patent applications in Europe, Canada, and PCT (Nos. 03730442.5, 2,487,563 and PCT/IL03/00488, respectively). During 2007, a patent application in Israel (No. 150251) was approved, and the patent was registered.

Suppliers. We produce our own software and typically do not depend on suppliers for any part of our software product offerings. On occasion, in connection with our systems integration business, we purchase third party equipment and services for baggage handling such as conveyor sections, switching equipment, control panels, etc. Such products are available from numerous third party manufacturers and distributors.

Employees. As of December 31, 2007, we employed 19 full-time employees in the following departments: seven in project implementation, five in marketing, sales and support, four in research and development and three in executive, general and administrative. From time to time, we also employ independent contractors to support our research and development, marketing, sales, support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our offices consist of approximately 4,100 square feet of office space in Netanya, Israel. This facility is leased from a third party pursuant to a lease expiring in December 2008, which is earlier terminable upon nine months notice. The annual rent is approximately $45,000. We believe that our current office space is sufficient to cover foreseeable future growth.

ITEM 3. LEGAL PROCEEDINGS

Our SpaceLogic, Ltd. subsidiary brought an action in 2002 against a former joint venture partner for breach of contract in the United States District Court for the Eastern District of New York, entitled SpaceLogic Ltd. v. Vinci Airports US, Inc. 02 Civ. 3957 (JS) (ARL). The action sought damages against Vinci Airports US, Inc. in an amount in excess of $50 million for breach of a joint venture agreement between the parties. The defendant has filed a counterclaim against the SpaceLogic subsidiary in the amount of $418,000 for alleged breach of the same agreement. The parties entered into a settlement agreement pursuant to which Vinci Airports paid $250,000 to SpaceLogic in April 2006 and dropped its counterclaim.

In November 2006, Michael Gardner, a stockholder holding approximately 7.9% of the our outstanding common stock, filed a complaint in the Supreme Court of New York for the County of New York against the Company and certain of its officers and directors. The complaint purported to be a shareholder derivative action, alleging breach of fiduciary duties, waste and unjust enrichment. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the delisting of the common stock from the Over-the-Counter Bulletin Board, which was granted. The action was removed to the United States District Court for the Southern District of New York. The parties entered into a settlement and release agreement on December 28, 2007, which is pending before the court as of March 31, 2008, and will be subject to shareholder approval. As more fully described in a Form 8-K filing on January 2, 2008, which is incorporated herein by reference, the settlement agreement provides for the unwinding of the May 2005 acquisition by the Company of the outstanding capital stock and business of SpaceLogic Ltd. and its subsidiary SecureLogic Ltd. in exchange for shares of the Company’s common stock. The shares of common stock issued in connection with such acquisition will be returned or cancelled upon approval of the settlement by the court and shareholders.

In November 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced a $101,000 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. This litigation will be settled as part of the settlement agreement discussed immediately above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2007, there were 59 stockholders of record. The Company’s common stock trades on the Over-The-Counter Bulletin Board under the symbol: SLGI.

The following table sets forth the range of high and low bid prices per share of common stock as provided by Yahoo Finance. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not represent actual transactions.

	Common Stock
	Low	High
Quarter ended:
March 31, 2006	0.55	1.05
June 30, 2006	0.46	0.90
September 30, 2006	0.14	0.65
December 31, 2006	0.10	0.20
March 31, 2007	0.09	0.18
June 30, 2007	0.06	0.11
September 30, 2007	0.05	0.12
December 31, 2007	0.04	0.11

The Company has never declared, nor has it paid, any cash dividends on its common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

During 2006, we implemented a cost cutting plan, which included executive salary reductions, a lay-off of employees, shutting down the ChainLogic subsidiary and freezing the ChainLogic product line. Those actions were taken in order to decrease our burn rate and to focus on the airport security screening market. During 2007, we received an award of a $2.5 million contract to install an automated material handling system in Israel. Our SpaceLogic subsidiary has begun installing this system, and we expect to complete the installation by the second quarter of 2008. During 2007, $1.8 million of revenues relating to the project were recognized. We believe that our existing cash together with cash generated from operations may only be sufficient to support our operations until September 2008. Our financial statements have been prepared assuming we will continue as a going concern.

The following table sets forth certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Year ended December 31
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:	2007	2006
Revenues	$2,745	$1,297
Costs and expenses:
Cost of revenues	2,014	1,075
Selling and marketing expense	352	854
Research and development costs, net	401	799
General and administrative expenses	1,208	1,102
Total costs and expenses	3,975	3,830
Operating loss	(1,230)	(2,533)
Financial income (expenses), net	(11)	22
Other income (expenses)	(4)	568
Loss before taxes on income	(1,245)	(1,943)
Taxes on income	(26)	(20)
Net loss	(1,271)	(1,963)
Basic and diluted net income per share	(0.023)	(0.035)

The following table sets forth, as a percentage of total revenues, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	Year ended December 31
	(in Percentage)
Consolidated Statements of Operations Data:	2007		2006
Revenues	100%		100%
Costs and expenses:
Cost of revenues	73%		83%
Selling and marketing expense	13%		66%
Research and development costs	15%		62%
General and administrative expenses	44%		85%
Total costs and expenses	145%		295%
Operating loss	(45%	)	(195%	)
Financial income (expenses), net	(0%	)	2%
Other income (expenses)	(0%	)	44%
Loss before taxes on income	(45%	)	(150%	)
Taxes on income	(1%	)	(2%	)
Net loss	(46%	)	(151%	)

Revenues and Cost of Revenues

Total revenues for the year ended December 31, 2007 were $2,745,000, an increase of 112% from the year ended December 31, 2006, when total revenues were $1,297,000. This increase was mainly due to the receipt of revenues associated with partial performance of a project involving the installation of an automated material handling system in Israel, that was partly recognized in 2007.

Cost of revenues for the year ended December 31, 2007 increased by 87% to $2,014,000 from $1,075,000 for the year ended December 31, 2006. The increase in cost of revenues was related to the installation project that commenced in 2007.

Gross profit increased by 229% for the year ended December 31, 2007 to $731,000 from $222,000 for the same period in 2006. The increase in gross profit in 2007 was primarily attributable to the installation project. For the year ended December 31, 2007, gross profit as a percentage of sales was 27% and for the comparable period in 2006 was 17%.

Operating Expenses

Operating expenses consist of (a) research and development expenses, (b) sales and marketing expenses and (c) general and administrative expenses. Operating expenses for the year ended December 31, 2007 decreased by 29% to $1,961,000 from $2,755,000 for the similar period in 2006. Operating expenses as a percentage of revenue decreased from 212% in 2006 to 71% in 2007. As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash compensation-related expenses of $163,000 for the year ended December 31, 2007 and $388,000 for the similar period in 2006.

Set forth below are the details related to the component categories of operating expenses.

Research and Development

Research and development expense for the year ended December 31, 2007 decreased by 50% to $401,000 from $799,000 for the year ended December 31, 2006. Research and development expense as a percentage of revenue decreased from 62% in 2006 to 15% in 2007. The decrease in research and development expenses is primarily attributable to decreased salary expenses as a result of the implementation of the cost cutting plans.

Sales and Marketing

Sales and marketing expense for the year ended December 31, 2007 decreased by 59% to $352,000 from $854,000 for the year ended December 31, 2006. Sales and marketing expense as a percentage of revenue decreased from 66% in 2006 to 13% in 2007. The decrease in sales and marketing expenses during 2007 is mainly due to implementation of cost cutting plans.

General and Administrative

General and administrative expense for the year ended December 31, 2007 increased by 10% to $1,208,000 from $1,102,000 for the year ended December 31, 2006. General and administrative expense as a percentage of revenue decreased from 85% in 2006 to 44% in 2007. The increase in general and administrative expenses was primarily attributable to legal expenses related to the Company’s legal proceedings. This increase was partially offset by decreased salary expenses as a result of cost cutting plans implemented in 2006 and lower non-cash expenses than we recorded in 2006 as a result of the implementation of FAS123R.

Operating Loss

Operating loss decreased to a loss of $1,230,000 for year ended December 31, 2007 as compared to a loss of $2,533,000 for the year ended December 31, 2006, a decrease of $1,303,000. This decrease is related to the commencement of the installation project in 2007.

Financial income (Expenses)

Financial expenses for the year ended December 31, 2007 were $11,000, compared with financial income of $22,000 for the year ended December 31, 2006.

Provision for Income Taxes

Taxes on income for the year ended December 31, 2007 were $26,000, compared to $20,000 for the year ended December 31, 2006.

Net Loss and Net Loss Per Share

Net loss for the year ended December 31, 2007 was $1,271,000 or $0.02 per share as compared to a net loss of $1,963,000 or $0.035 per share for the year ended December 31, 2006, a decrease of $692,000. This decrease is related to the commencement of the installation project in 2007.

Liquidity and Capital Resources

As of December 31, 2007, total current assets were $728,000 and total current liabilities were $1,706,000. At December 31, 2007, we had a working capital deficiency of $978,000 and an accumulated deficit of $8,751,000. As of December 31, 2007, the Company had a cash balance of $154,000.

Net cash used in operating activities during the year ended December 31, 2007 was $826,000 as compared to net cash used in operating activities of $2,399,000 in the comparable period in 2006. The major effects on operating cash flows for the period relative to the prior period were a net loss of $1,271,000 relative to a net loss of $1,963,000 in 2006, a decrease of $75,000 in trade payables in 2007 compared to an increase of 413,000 in 2006, a decrease of $42,000 in other payables in 2007 compared to an increase of $618,000 in 2006 and partly offset by depreciation and amortization of $207,000 in 2007 compared to $458,000 in 2006.

Net cash used in investment activities was $1,000 for the year ended December 31, 2007 as compared to net cash used in investment activities of $14,000 for the comparable period in 2006.

Net cash provided by financing activities for the year ended December 31, 2007 was $22,000 as compared to zero for the comparable period in 2006. The increase was mainly a result of receipt of a long term loan in 2007.

The Company believes that its existing cash together with cash generated from operations should be sufficient to support its operations until September 2008; provided that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. We have undertaken several cost cutting measures designed to reduce our operating expenses, including freezing development of our ChainLogic product line, employee lay-offs, and a reduction of executive salaries. Additional cost-cutting measures may be necessary in the event we do not obtain adequate working capital in the near term. Further, we expect that our award of a $2.5 million contract to install an automated material handling system in Israel will provide some working capital during 2008 as installation has begun on this project, and some working capital was provided during 2007. The system is being installed in Israel by our SpaceLogic subsidiary, and we expect to complete the installation by April 2008. However, there can be no assurance that, based upon our calendar year 2007 historical results or the above-described activities, that we will not require significant amounts of additional capital sooner because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. Our financial statements have been prepared assuming we will continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements in conformity with the accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions.

We believe that the following accounting policies are the most critical to our financial statements since these policies require significant judgment or involve complex estimates relating to our financial condition and operating results:

Revenue Recognition

1. Revenues from Sale of Software and Products. Revenues from the sale of software are recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has adopted Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the “residual method” when Vendor Specific Objective Evidence (“VSOE”) of fair value exists for all undelivered elements and VSOE does not exist for all of the delivered elements. Under the residual method any discount in the arrangement is allocated to the delivered elements.

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

2. Revenues from Maintenance Services and Support. Revenues from maintenance services and support are recognized on a straight-line basis over the term of the maintenance services and support agreement.

Our audited financial statements as of December 31, 2007 contain further discussions on our critical accounting policies and estimates.

We have no off-balance sheet arrangements.

RISKS AND UNCERTAINTIES

Risks and uncertainties for the Company include, but are not limited to:

Although we do not believe that any of our products infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by our products with respect to past, current or future technologies. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause software upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all, and as a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we potentially may not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

ITEM 7. FINANCIAL STATEMENTS See the Index to Financial Statements beginning on page 31.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions of our directors and executive officers:

Name	Age	Position

Gary Koren	59	Chairman of the Board, Chief Executive Officer, and President
Shalom Dolev	52	Director, Vice President for Security Systems
Michal Moses	34	Chief Financial Officer
Cathal Flynn (1)	69	Director
Josh Hurewitz (1)(2)	51	Director
Paul Goodman (2)	46	Director
Michael Klein	56	Director
Iftach Yeffet	51	Director
Sean Deson (3)	44	Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Sean Deson resigned as a director in August 2007.

The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

GARY KOREN - Mr. Koren is President and Chief Executive Officer of the Company and has been the Chairman of the Board of Directors since May 2005. He is also the founder of our SpaceLogic subsidiary and an experienced entrepreneur in the high-tech industry. He has been the Chief Executive Officer of SpaceLogic since its inception in 1998 and a director. He has over 25 years of professional experience in systems engineering. In 1982, Mr. Koren founded Logistica Systems Ltd., serving as Chief Executive Officer for over 15 years. Mr. Koren holds a B.Sc. in Industrial and Management Engineering from the Technion, the Israel Institute of Technology.

SHALOM DOLEV - Shalom Dolev is SecureLogic’s Vice President for Security Systems and a director since May 2005. Mr. Dolev has over 20 years experience in the field of airport security and is an expert in security methodologies, with special emphasis in security technologies for airport baggage handling. From 1992 to 1999, he served as a consultant for various manufacturers of explosive detection equipment, including Vivid and Magal. From 1985 to 1992, he was head of the Branch for Counter Terrorism and Sabotage of the Israeli Security Agency. From 1982 to 1985, Mr. Dolev was the Security Officer of the Security Division of Ben Gurion International Airport, Israel. He holds a B.Sc. in Electronics Engineering from the Tel Aviv University.

CATHAL (“IRISH”) FLYNN - Rear Admiral Cathal L. (Irish) Flynn, USN (Ret.), has been a director since May 2005 and has acted as a consultant to SpaceLogic since 2003. Admiral Flynn has had a long and distinguished career as a naval officer as well as in civilian and government life. In the Navy, Admiral Flynn rose to the rank of Rear Admiral and commanded many special operations units of the U.S. Navy as well as serving as Deputy Assistant Secretary of Defense for Special Operations. Following his retirement from the Navy in 1990, Admiral Flynn joined Science Applications International Corporation where he performed studies, analyses and identified applications for advanced technology in military special operations, counter-terrorism, and aviation security. From 1993 to 2000, Admiral Flynn was the Associate Administrator for Civil Aviation Security in the Federal Aviation Administration. In 2002, he was awarded a Lifetime Award for Service to the Aviation Security Community by Aviation Security International. During his term of service, the FAA introduced far-reaching changes of regulations to improve air carrier and airport security programs within the United States and abroad. Admiral Flynn is a graduate of the University of Dublin, Trinity College.

MICHAL MOSES - Ms. Moses joined the Company in September 2007 as its Chief Financial Officer. Prior to her employment at SecureLogic, she served as the Controller of Bitband Technologies Ltd., a wholly owned subsidiary of Bitband, Inc. From 2002 to 2005, Ms. Moses served as Corporate Controller of Orad Hi-Tech Systems (“Orad”). Orad is a publicly traded company on the Frankfurt Stock Exchange and AIM of the London Stock Exchange. Ms. Moses began her career as an accountant at the accounting firm of Luboshitz - Kasirer (currently an Ernst & Young representative in Israel). Ms. Moses holds a B.A. with distinction in Accounting and Economics from Tel Aviv University, an M.B.A. with distinction in finance from Tel-Aviv University, and is a Certified Public Accountant in Israel.

JOSH HUREWITZ - Josh Hurewitz, P.h.D, has been a director since September 2007 and, since 2004, Dr. Hurewitz has been a management consultant, providing strategy and marketing consulting services to companies across a wide range of industries including the aviation, communications, and security industries among others. From 2000-2004, Dr. Hurewitz was the Senior Director, Corporate Business Development for ARINC Incorporated, a world leader in transportation communications and systems engineering that develops and operates communications and information processing systems and provides systems engineering and integration solutions to eight key industries: airports, aviation, aerospace and defense, government, healthcare, networks, security, and transportation. Dr. Hurewitz received his B.Sc. in plant genetics and M.B.A. with a concentration in quantitative analysis, operations and marketing from Cornell University, and an M.A. and Ph.D in plant science/biochemistry from Rutgers University.

PAUL GOODMAN - Paul Goodman has been a director since 1998 and has been a partner in the New York City law firm of Cyruli, Shanks & Zizmor, LLP, and its predecessor firms for over 10 years. He concentrates on representing software and Web companies in a wide range of business and financing transactions. He has represented Aladdin since its inception. In addition to a J.D., Mr. Goodman holds a B.A. and M.A. degree in Computer Science. He was a former member of the Computer Science faculty of Queens College and is the author of five books on microcomputer programming.

IFTACH YEFFET - Iftach Yeffet is the Chief Operations Officer of our SpaceLogic, Ltd. Subsidiary and a director of the Company since November 2006. Mr. Yeffet has over 15 years experience in financial and commercial high-tech management, as well as project management of large baggage handling systems. Mr. Yeffet has a Bachelors Degree in Economics and Accounting from the Hebrew University in Jerusalem, Israel.

MICHAEL KLEIN - Michael Klein is the Vice President of Automated Systems of our SpaceLogic, Ltd. Subsidiary and a director of the Company since November 2006. Mr. Klein has an extensive background and experience in sales, marketing and implementation in the area of baggage and cargo handling. He has managed the sales and implementation of major automated storage and retrieval systems, involving cooperation with world industry leaders. Mr. Klein has a Bachelors Degree in Mechanical Engineering from the Technion, Israel and an MBA degree from INSEAD in Fontainebleau, France.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders were filed as required.

Code of Ethics

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

Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee. As a result of the resignation of Mr. Deson, the Audit Committee does not presently have a financial expert, but is considering potential candidates in this regard.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in total compensation, including salary and bonus (collectively the “Named Executive Officers”) for services rendered to us during the fiscal year.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)

GARY KOREN, Chief Executive Officer	2007	$119,591	$9,962	$16,795	$146,348
SHALOM DOLEV, Vice President for Security Systems	2007	$81,508	$0	$25,073	$106,581

(1) The column for “Bonus”, “Stock Awards”, “Option Awards”, and “Non-Equity Incentive Plan Compensation” have been omitted because there is no such compensation to be reported.

(2) Represents Company deposits in a pension fund plan for executive officers.

(3) Represents payments made for the use of a company car, insurance, and continuing education pursuant to the employment agreements described below.

Employment Contracts and Arrangements, and Termination of Employment and Change-in-Control Arrangements and Equity Incentive Plans

The Company has employment agreements with its named executive officers. These agreements and subsequent salary reductions are described below. The Company and its subsidiary SpaceLogic Ltd. are parties to all agreements described below with named executive officers. The Company entered into an employment agreement in May 2005 with Gary Koren to be the Company’s Chief Executive Officer with a term expiring on May 10, 2008 unless earlier terminated. Pursuant to the terms of the agreement, Mr. Koren’s base salary was set at $19,000 per month, subject to annual or other increases as determined by the Company’s Board of Directors. Mr. Koren is entitled to participate in all benefit programs and plans of the Company as are awarded to the Company’s other senior executives and as is customary for Israeli executives. In addition, Mr. Koren is eligible to receive (i) discretionary bonuses as determined by the Company’s Board of Directors, in accordance with performance criteria and (ii) bonuses based upon the Company’s performance in accordance with performance criteria as agreed to by Mr. Koren and the Company’s Board of Directors. In the event of death, the Company will pay Mr. Koren’s estate any remaining unpaid portion of his base salary. In the event of “total disability”, as that term is defined in the agreement, the Company has the right to terminate Mr. Koren’s employment upon giving 10 days written notice and payment of any unpaid base salary as of the end of such period, subject to a decrease to the extent of any payments received under any health and accident or salary continuation insurance policies for which the Company pays premiums. In the event that Mr. Koren’s employment is terminated by the Company without cause, or by him for just cause, as those terms are defined in the agreement, the Company will continue to pay his base salary until the end of the term of the agreement. Mr. Koren is also subject to customary non-competition covenants for a period of one year after the termination of the agreement.

The Company entered into an employment agreement in May 2005 with Shalom Dolev to be the Company’s Vice President of Security Systems with a term expiring on May 10, 2008 unless earlier terminated. Pursuant to the terms of the agreement, Mr. Dolev’s base salary was set at $36,000 per year, subject to annual or other increases as determined by the Company’s Board of Directors. Mr. Dolev is entitled to participate in all benefit programs and plans of the Company as are awarded to the Company’s other executives. In the event of death, the Company will pay Mr. Dolev’s estate any remaining unpaid portion of his base salary. In the event of “total disability”, as that term is defined in the agreement, the Company has the right to terminate Mr. Dolev’s employment upon giving 90 days written notice and payment of any unpaid base salary as of the end of such period, subject to a decrease to the extent of any payments received under any health and accident or salary continuation insurance policies for which the Company pays premiums. In the event that Mr. Dolev’s employment is terminated by the Company without cause, or by him for just cause, as those terms are defined in the agreement, the Company will continue to pay his base salary. Mr. Dolev is also subject to customary non-competition covenants for a period of one year after the termination of the agreement.

In addition to Mr. Dolev’s employment agreement with the Company, Mr. Dolev entered into a services agreement with the Company’s SpaceLogic Ltd., subsidiary in May 2005 to perform services for SpaceLogic Ltd. consistent with the functions of Vice President for Security Systems. SpaceLogic Ltd. will pay Mr. Dolev a monthly fee of $14,174 for services rendered under the agreement. This monthly fee is to be paid in New Israeli Shekels (“NIS”) at a minimum exchange rate of 4.40 NIS per dollar. The minimum term (the “Minimum Term”) of the agreement is for three years and may be terminated by either party without cause after 32 months following the effective date of the agreement (January 1, 2005). If Mr. Dolev terminates his employment with SpaceLogic Ltd. for just cause prior to the end of the Minimum Term, as that term is defined in the agreement, SpaceLogic Ltd. will pay Mr. Dolev all unpaid consideration he is entitled to receive under the agreement for the remainder of the Minimum Term. In the event that Mr. Dolev is determined by a competent authority to be an employee of SpaceLogic Ltd., Mr. Dolev’s monthly fee will be reduced to $11,426. In addition, Mr. Dolev is provided the use of a company car, including the payment of maintenance, gas and insurance expenses. SpaceLogic Ltd. in its discretion may award Mr. Dolev an annual performance bonus. Mr. Dolev is also subject to customary non-competition covenants for a period of one year after the termination of the agreement.

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

In December 2005, SpaceLogic Ltd. and Mr. Koren entered into a letter agreement, pursuant to which, Mr. Koren agreed to reduce his monthly compensation to $18,890 for a period of 12 months, subject to a six month extension (the “Extension Period”) by SpaceLogic Ltd., which was exercised. In consideration for this adjustment of base compensation, Mr. Koren was awarded options to purchase 2,000 shares of the Company’s common stock at an exercise price of $1.50 and vesting ratably over a twelve month period and which are exercisable for three years after the vesting date or within two months of the end of employment. In the event the Company elects the Extension Period, Mr. Koren will receive options to purchase additional shares of the Company’s common stock equal to 50% of the original option grant under the letter agreement, though the Board of Directors determined not to grant Mr. Koren such additional options. At the end of the period of reduced compensation, Mr. Koren’s base compensation will return to the amount stated in the services agreement. In the event Mr. Koren’s employment is terminated by SpaceLogic without cause or by him for just case, as those terms are defined in the services agreement, any payments owed to Mr. Koren shall be payable at his base compensation rate under the services agreement and not at the reduced rate under the letter agreement.

In December 2005, SpaceLogic Ltd. and Mr. Dolev entered into a letter agreement, pursuant to which, Mr. Dolev agreed to reduce his monthly compensation to $12,906 for a period of 12 months, subject to a six month extension (the “Extension Period”) by SpaceLogic Ltd., which was exercised. In consideration for this adjustment of base compensation, Mr. Dolev was awarded options to purchase 77,000 shares of the Company’s common stock at an exercise price of $1.50 and vesting ratably over a twelve month period and which are exercisable for three years after the vesting date or within two months of the end of employment. In the event the Company elects the Extension Period, Mr. Dolev will receive options to purchase additional shares of the Company’s common stock equal to 50% of the original option grant under the letter agreement, though the Board of Directors determined not to grant Mr. Dolev such additional options. At the end of the period of reduced compensation, Mr. Dolev’s base compensation will return to the amount stated in the services agreement. In the event Mr. Dolev’s employment is terminated by SpaceLogic without cause or by him for just case, as those terms are defined in the services agreement, any payments owed to Mr. Dolev shall be payable at his base compensation rate under the services agreement and not at the reduced rate under the letter agreement.

In 1999, the Company, through its predecessor entity, Aladin Systems Holding, Inc., adopted a stock option plan ("1999 Stock Option Plan"), which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 1,292,447 remain available for granting as of December 31, 2007. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. During the year ended December 31, 2007 the Company did not grant options under the 1999 Stock Option Plan. The exercise price of each option grant is estimated using the value of the closing price of the Company's common stock on the date of the grant.

In 2005, the Company adopted a new stock option plan ("2005 Stock Option/Stock Issuance Plan"), which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock. The option plan has authorized 3,000,000 shares of which 1,934,750 remained available for granting at December 31, 2007. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. During the year ended December 31, 2007 the Company did not grant options under the 2005 Stock Option Plan. The exercise price of each option grant is estimated using the value of the closing price of the Company's common stock on the date of the grant.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of December 31, 2007. All outstanding equity awards are in shares of our common stock.

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

Director Compensation

The following Director Compensation table sets forth information concerning compensation for services rendered by directors of the Company for fiscal year 2007.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

MICHAEL KLEIN	$45,899	$0	$0	$0	$3,823	$26,772	(2)	$76,494
IFTACH YEFFET	$47,482	$0	$0	$0	$3,957	$36,352	(2)	$87,791
SEAN DESON	$0	$0	$0	$0	$0	$0		$0
CATHAL (“IRISH”) FLYNN	$0	$0	$0	$0	$0	$2,484		$2,484	(3)
PAUL GOODMAN	$0	$0	$0	$0	$0	$18,355		$18,355	(4)
JOSH HUREWITZ	$0	$0	$0	$0	$0	$0		$0

(1) Represents salary as an executive officer of SpaceLogic Ltd. pursuant to the employment agreements described below.

(2) Represents payments made for the use of a company car, insurance, continuing education and others, pursuant to the employment agreements described below.

(3) Admiral Cathal Flynn has provided consulting services to the Company. He was paid $2,484 for reimbursement of travel expenses.

(4) Paul Goodman has provided legal services to the Company since 1999 and was the Company’s corporate attorney during 2006. The fees paid to Mr. Goodman (or firms to which he is associated) were $15,000 for 2007. He was also paid $1,855 for reimbursement of expenses.

In addition, the Company has employment agreements with two directors who are also Named Executive Officers. These agreements and subsequent salary reductions are described below. The Company and its subsidiary SpaceLogic Ltd. are parties to all agreements described below with these executive officers.

Effective January 2005, SpaceLogic Ltd. entered into an employment agreement with Michael Klein pursuant to serve as SpaceLogic Ltd’s Chief Operating Officer and Marketing and Sales Director of its Baggage Handling business. Mr. Klein’s job title was later changed to Vice President of Automated Systems. The initial term of the agreement is for three years, after which it may be terminated by either party upon 120 days advance notice. SpaceLogic Ltd. will pay Mr. Klein a monthly salary of $15,000 to be paid in NIS at a minimum exchange rate of 4.40 NIS per dollar. Mr. Klein’s salary will be reviewed annually by the Board of Directors of SpaceLogic Ltd. and may be increased if the Company’s performance has substantially improved as decided in the sole discretion of the SpaceLogic Ltd. Board of Directors. During the term of Mr. Klein’s employment, Mr. Klein will be entitled to Manager’s Insurance in an amount equal to 15.83% of his base salary, which will be paid monthly to the Manager’s Insurance Plan directly by the Company as follows: (i) 8.33% in connection with severance compensation, (ii) 5% in connection with pension plan contributions, and (iii) 2.5% with respect to disability compensation. An additional 5% of Mr. Klein’s monthly gross salary will be deducted as part of his contribution to Manager’s Insurance. Ownership of the Manager’s Insurance policy will be automatically transferred to Mr. Klein upon termination of his employment with SpaceLogic Ltd., unless his employment was terminated by SpaceLogic Ltd. for cause, as that term is defined in the employment agreement. Further, the Company will contribute to a Continuing Education Fund for the benefit of Mr. Klein, an amount equal to 7.5% of his monthly gross salary up to the maximum amount which is recognized by the applicable Israeli tax authority, subject to Mr. Klein’s contribution of an additional 2.5% of his monthly gross salary. In addition, Mr. Klein is provided the use of a company car, including the payment of maintenance, gas and insurance expenses. SpaceLogic Ltd’s Board of Directors in its discretion may award Mr. Klein an annual performance bonus.

Effective January 2005, SpaceLogic Ltd. entered into an employment agreement with Iftach Yeffet pursuant to serve as SpaceLogic Ltd’s Chief Financial Officer. His job title was later changed to Chief Operating Officer. The initial term of the agreement is for three years, after which, it may be terminated by either party without cause after 32 months upon 120 days advance notice. SpaceLogic Ltd. will pay Mr. Yefet a monthly salary of $15,000 to be paid in NIS at a minimum exchange rate of 4.40 NIS per dollar. During the term of Mr. Yeffet’s employment, Mr. Yeffet will be entitled to Manager’s Insurance in an amount equal to 15.83% of his base salary, which be paid monthly to the Manager’s Insurance Plan directly by the Company as follows: (i) 8.33% in connection with severance compensation, (ii) 5% in connection with pension plan contributions, and (iii) 2.5% with respect to disability compensation. An additional 5% of Mr. Yeffet’s monthly gross salary will be deducted as part of his contribution to Manager’s Insurance. Ownership of the Manager’s Insurance policy will be automatically transferred to Mr. Yeffet upon termination of his employment with SpaceLogic Ltd., unless his employment was terminated by SpaceLogic Ltd. for cause, as that term is defined in the employment agreement, in which case he will not be entitled to the severance compensation. Further, the Company will contribute to a Continuing Education Fund for the benefit of Mr. Yeffet, an amount equal to 7.5% of his monthly gross salary up to the maximum amount which is recognized by the applicable Israeli tax authority. In addition, Mr. Yeffet is provided the use of a company car, including the payment of maintenance, gas and insurance expenses. SpaceLogic Ltd’s Board of Directors in its discretion may award Mr. Yeffet an annual performance bonus. Mr. Yeffet is also subject to customary non-competition covenants for a period of 18 months after the termination of his employment and/or he ceases to be a director of SpaceLogic Ltd. or holder of 5% of the outstanding common stock of SpaceLogic Ltd. Mr. Yeffet will also benefit from Recuperating Benefits in accordance with Israeli market standards.

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

In December 2005, SpaceLogic Ltd. and Mr. Klein entered into a letter agreement, pursuant to which, Mr. Klein agreed to reduce his monthly compensation to $9,750 for a period of 12 months, subject to a six month extension (the “Extension Period”) by SpaceLogic Ltd., which was exercised. In consideration for this adjustment of base compensation, Mr. Klein was awarded options to purchase 94,500 shares of the Company’s common stock at an exercise price of $1.50 and vesting ratably over a twelve month period and which are exercisable for three years after the vesting date or within two months of the end of employment. In the event the Company elects the Extension Period, Mr. Klein will receive options to purchase additional shares of the Company’s common stock equal to 50% of the original option grant under the letter agreement, though the Board of Directors determined not to grant Mr. Klein such additional options. At the end of the period of reduced compensation, Mr. Klein’s base compensation will return to the amount stated in the services agreement. In the event Mr. Klein’s employment is terminated by SpaceLogic without cause or by him for just case, as those terms are defined in the services agreement, any payments owed to Mr. Klein shall be payable at his base compensation rate under the services agreement and not at the reduced rate under the letter agreement.

In December 2005, SpaceLogic Ltd. and Mr. Yeffet entered into a letter agreement, pursuant to which, Mr. Yeffet agreed to reduce his monthly compensation to $9,750 for a period of 12 months, subject to a six month extension (the “Extension Period”) by SpaceLogic Ltd., which was exercised. In consideration for this adjustment of base compensation, Mr. Yeffet was awarded options to purchase 94,500 shares of the Company’s common stock at an exercise price of $1.50 and vesting ratably over a twelve month period and which are exercisable for three years after the vesting date or within two months of the end of employment. In the event the Company elects the Extension Period, Mr. Yeffet will receive options to purchase additional shares of the Company’s common stock equal to 50% of the original option grant under the letter agreement, though the Board of Directors determined not to grant Mr. Yeffet such additional options. At the end of the period of reduced compensation, Mr. Yeffet’s base compensation will return to the amount stated in the services agreement. In the event Mr. Yeffet’s employment is terminated by SpaceLogic without cause or by him for just case, as those terms are defined in the services agreement, any payments owed to Mr. Yeffet shall be payable at his base compensation rate under the services agreement and not at the reduced rate under the letter agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company’s common stock as of March 31, 2008.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

EXECUTIVE OFFICERS AND DIRECTORS

Gary Koren (2)	16,990,398	30.4%
Shalom Dolev (3)	3,636,967	6.5%
Iftach Yeffet (4)	3,724,156	6.7%
Cathal Flynn (5)	300,000	*
Paul Goodman (6)	290,000	*
Michael Klein (7)	7,486,490	13.4%
All directors and executive officers as a group (6 persons)	32,428,011	58.0%

OTHER 5% STOCKHOLDERS

Tony Gross (8)	3,676,906	6.6%

All directors, executive officers and 5% stockholders as a group (7 persons)	36,104,917	64.5%

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

(2) Includes 52,000 shares of Common Stock subject to options that were exercisable as of March 31, 2008.

(3) Includes 127,000 shares of Common Stock subject to options that were exercisable as of March 31, 2008.

(4) Includes 94,500 shares of Common Stock subject to options that were exercisable as of March 31, 2008.

(5) Includes 300,000 shares of Common Stock subject to options that were exercisable as of March 31, 2008.

(6) Includes 250,000 shares of Common Stock subject to options that were exercisable as of March 31, 2008.

(7) Includes 94,500 shares of Common Stock subject to options that were exercisable as of March 31, 2008.

(8) Includes 47,250 shares of Common Stock subject to options that were exercisable as of March 31, 2008.

Equity Compensation Plan Information as of December 31, 2007

The following table sets forth information as of the end of the Company’s 2007 fiscal year with respect to compensation plans under which the Company is authorized to issue shares.

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in 1(st) Column)
Equity compensation plan approved by security holders (1)	1,724,936	$1.09	3,227,197
Equity compensation plans not approved by security holders (2)	—	—	—

Total	1,724,936	$1.09	3,227,197

(1)	Represents securities issuable pursuant to the Company’s 1999 Stock Option Plan and 2005 Equity Incentive Plan.

(2)	The Company does not maintain any equity compensation plans that have not been approved by its stockholders.

In 1999, the Company adopted the 1999 Stock Option Plan, which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The 1999 Stock Option Plan has authorized for issuance 3,000,000 shares of common stock, of which 1,292,447 remain available for granting at December 31, 2007.

In 2005, the Company adopted the 2005 Stock Option/Stock Issuance Plan, which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The 2005 Stock Option/Stock Issuance Plan has authorized for issuance 3,000,000 shares of common stock, of which 1,934,750 remained available for granting at December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions

Paul Goodman, a director of the Company, has provided legal services to the Company since 1999 and was the Company’s corporate attorney through 2006. The fees paid to Mr. Goodman (or firms to which he is associated) were $17,000 and $62,000 for 2007 and 2006, respectively.

Admiral Cathal Flynn, a director of the Company, has provided consulting services to the Company. The fees paid to Admiral Flynn were $2,500 and $42,000 for 2007 and 2006, respectively.

In December, 2005, the Company entered into a Consulting Agreement with Baytree Capital Associates, LLC. Sean Deson, a former Director of the Company, is a Managing Director of Baytree Capital Associates, LLC. This agreement was terminated in the fourth quarter of 2006, and we did not pay Baytree Capital Associates, LLC any money under this Agreement.

Director Independence

The Company has selected the definition of “independent director” used by the rules of the American Stock Exchange (“AMEX”) applicable to Smaller Reporting Companies (as defined under SEC rules) in determining whether members of the Company’s Board of Directors and board committees are considered independent from the Company. The Company’s Board of Directors has determined that Paul Goodman is independent under these standards for purposes of membership on the full Board of Directors as well as the board committees (Audit Committee and Compensation Committee) on which he serves, except that Mr. Goodman is not considered independent for purposes of Audit Committee standards as a result of payments made to Mr. Goodman or firms to which he is associated in connection with legal services performed for the Company.

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

(1) Translation from Hebrew to English to be subsequently filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and services billed by Grant Thornton LLP, Brightman Almagor & Co. and Burr, Pilger & Mayer, LLP for the fiscal years ended December 31, 2007 and 2006:

	2007	2006
Grant Thornton LLP
Audit Fees	$0	$0
Audit-Related Fees	0	0
Tax Fees	0	$25,000
All Other Fees	0	0
Total fees from Grant Thornton LLP	$0	$25,000
Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu
Audit fees	$35,000	$32,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total fees from Brightman Almagor & Co.	$35,000	$32,000
Burr, Pilger & Mayer, LLP
Audit Fees	0	0
Audit-Related Fees	0	0
Tax Fees	$12,600	0
All Other Fees	0	0
Burr, Pilger & Mayer, LLP	$12,600	0

Pre-approval Policy. The Audit Committee has established a policy governing our use of independent auditors for non-audit services. Under the policy, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditors in order to ensure that the provision of such services does not impair the auditors’ independence. The Audit Committee pre-approves certain Audit, Audit-Related Services and Tax Services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee periodically revises the lists of pre-approved service types set forth in the policy as required. In fiscal years 2007 and 2006, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by to our independent auditors were approved by the Audit Committee in accordance with SEC requirements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

SECURELOGIC CORP.

We have audited the accompanying consolidated balance sheet of Securelogic Corp. ("the Company") and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' deficiency and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficiency that raises doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1C. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
April 9, 2008

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands, except share data)

	Note	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	3	$154
Short-term bank deposits	4	260
Trade receivables		203
Work in process		89
Other accounts receivable	5	22
		728

LONG-TERM DEPOSITS:

Long-term deposit		7
Severance pay funds	2	241
		248

PROPERTY AND EQUIPMENT, NET	6	140
		$1,116

CURRENT LIABILITIES:
Trade payables		$341
Other accounts payable	7	490
Deferred revenues		146
Deferred tax liability		729

		1,706
LONG-TERM LIABILITIES:
Long-term loans	8	14
Accrued severance pay	2	893

		907

GUARANTEES, CHARGES, CONTINGENCIES AND COMMITMENTS	10

SHAREHOLDERS' DEFICIENCY

Share capital	11
Common stock of $ 0.001 par value -
Authorized: 100,000 shares;
issued and outstanding: 55,947,330 shares		56
additional paid-in capital		7,366
Accumulated other comprehensive income:
Foreign currency translation adjustments		(95)
Accumulated deficit		(8,824)
		(1,497)
		$1,116

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

		For the year ended December, 31
	Note	2007	2006
Revenues		$2,745	$1,297

Cost of revenues		2,014	1,075

Gross profit		731	222

Research and development costs, net	12A	401	799
Selling and marketing expenses		352	854
General and administrative expenses		1,208	1,102
		1,961	2,755

Operating loss		(1,230)	(2,533)

Financial income (expenses), net		(11)	22

Other income (expenses)	12B	(4)	568

Loss before taxes on income		(1,245)	(1,943)

Taxes on income	9	(26)	(20)

Net loss		$(1,271)	$(1,963)
Basic and diluted net loss per share		(0.023)	(0.035)
Weighted average number of common shares used in computing basic and diluted net loss per share		55,947,330	55,880,664

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
STATEMENTS OF SHAREHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except share data)

	Number of
	common			Accumulated			Total
	shares		Additional	other			shareholders'
	$0.001 par value	Share capital	paid-in capital	comprehensive income	Accumulated deficit	Comprehensive loss	Equity (deficiency)

Balance as of December 31, 2006	55,947,330	$56	$7, 203	$(20)	$(7,553)		$(314)

Stock based compensation	-	-	163	-	-	-	163

Foreign currency translation
adjustments	-	-	-	(75)	-	(75)	(75)

Net loss	-	-	-	-	(1,271)	(1,271)	(1,271)

Comprehensive loss	-	-	-	-	-	$(1,346)	-

Balance as of December 31, 2007	55,947,330	$56	$7, 366	$(95)	$(8,824)		$(1,497)

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	For the year ended December, 31
	2007	2006
Cash flows from operating activities:
Net loss	$(1,271)	$(1,963)
Depreciation and amortization	207	458
Accrued severance pay, net	25	83
Loss from sale of equipment	4	3
Impairment of long-lived assets	10	45
Decrease (increase) in trade receivables	12	(114)
Decrease in other accounts
receivable and prepaid expenses	54	78
Increase in work in process	(80)	(6)
Decrease in long term receivables	13	3
Increase (decrease) in trade payables	75	(413)
Increase (decrease) in other payables	42	(618)
Increase in deferred revenues	85	50
Decrease in long term loan payable	(2)	(5)
Net cash used in operating activities	(826)	(2,399)

Cash flows from investing activities:
Purchase of property and equipment	(61)	(5)
Repayment of notes receivables	-	130
Proceeds from sales of equipment	5	7
Short-term bank deposits, net	(75)	(25)
Long-term bank deposits, net	130	(121)
Net cash used in investing activities	(1)	(14)

Cash flows from financing activities:
Repayment of long-term credit	(3)	-
Receipt of a long term loan	25	-
Net cash provided by financing activities	22	-

Effect of exchange rate changes on cash balance	33	12
Net change in cash and cash equivalents	(772)	(2,401)
Cash and cash equivalents at the beginning
of the period	926	3,327
Cash and cash equivalents at the end
of the period	$154	$926

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

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 1- GENERAL (Cont.)

As a result, however, of the settlement of certain litigation described below in note 9C, and upon the approval by the court and the Company’s shareholders, the SpaceLogic acquisition that closed in May 2005 will be reversed. Following these approvals, the Company’s business operations associated with the airport security screening and handling markets that were acquired in 2005 will be returned to the previous owners and the shares of the Company’s common stock issued in that acquisition will be cancelled.

C.	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2007, resulted in a net loss of $1,271 and the Company’s balance sheet reflects a net shareholders' deficit of $1,497. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from potential shareholders and increasing the marketing of its current and new products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2007, impairment losses of $10 have been identified.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Severance pay expenses for the years ended December 31, 2007 and 2006 amounted to approximately $55 and $116 respectively.

STOCK-BASED COMPENSATION

Stock-Based Compensation Plans—Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under Company stock-based compensation plans, which are described in Note 10, “Stock-Based Compensation Plans” include stock options. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (generally the vesting period of the equity award) in the Consolidated Statement of Operations. The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123R (revised 2004) included in Statement of Operations as follows:

	YEAR ENDED DECEMBER 31,
	2007	2006
Cost of revenues	$-	$18
Research and development expenses	-	18
Selling and marketing expenses	-	45
General and administrative expenses	163	307
Total	$163	$388

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

REVENUE RECOGNITION

The Company generated revenues from a long-term contract of installing a material handling system in Israel and from the sale of its self - developed software relating to Warehouse Management Systems. The Company also generated revenues from providing maintenance services and support, from the sale of spare parts and from commissions on supplying spare parts.

1.	Revenue from installation automated material handling system

Revenue from installation an automated material handling system contract is recognized based on Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production - Type Contracts” (“SOP 81-1”) whereby revenue is recognized according to the percentage - of - completion method.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

PROVISION FOR WARRANTIES (CONT.)

Changes in the Company’s provision for warranty during the year are as follows:

Balance, at January 1, 2007	$65
Warranties issued during the year	3
Warranties expired or settled during the year	(44)

Balance, at December 31, 2007	$24

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

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

RECENT ACCOUNTING PRONOUNCEMENTS

1.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2008. The Company does not believe that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial statement.

2.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company does not believe that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial statement.

3.
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. We currently recognize these non-refundable advanced payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on the Company's consolidated financial statements.

4.
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in its fiscal year beginning November 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. Currently, the Company does not believe that the adoption of SFAS No. 141R and SFAS No. 160 will have a significant impact on its consolidated financial statement.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 3 - CASH AND CASH EQUIVALENTS

December 31,
2007
Cash	$74
Deposits in USD	80

$154

NOTE 4 - SHORT-TERM BANK DEPOSITS

	Annual Interest rate as of
	December 31,	December 31,
	2007	2007
	%
Deposits in NIS (1)	3.3	$159
Deposits in USD (2)	3.9-4.0	101

		$260

(1)
The deposits include a balance in the amount of $87 that serves as collateral for a bank guarantee issued to secure a bid submittal, a balance of $11 serves as collateral for bank guarantees issued to secure rental fees (see Note 9a) and a balance of $42 serves as collateral for bank guarantees issued to secure advances received from customers.

(2)	The deposits include a balance of $27 serves as collateral for bank guarantees issued to secure advances received from customers and a balance of $74 serves as collateral against credit line.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

A.	COMPOSITION

December 31,
2007
Cost
Motor vehicles	$153
Office furniture and equipment	381
534
Accumulated depreciation	394
Equipment, net	$140

B.
Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $44 and $39 respectively. In addition, the Company recognized in 2007 and in 2006 an impairment loss of $44 and $6, respectively.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 6 - OTHER ACCOUNTS PAYABLE

December 31,
2007
Payroll and related expenses	$77
Provision for employees vacation leave	165
Government authorities	85
Provision for warranty	24
Accrued Expenses	139

$490

NOTE 7 - LONG-TERM LOANS

a.	COMPOSITION:

	Annual interest rate
	as of
	December 31,	Years of	December 31,
	2007	maturity	2007
From bank	5.85%	2007-2010	$22
From Leasing Company	-	2007-2008	3
			25
Less - current maturities			(11)

			$14

The maturities of these loans after December 31, 2007 are as follows:

2008- current maturities	11
2009	8
2010	6
$25

b.	With respect to collateral, see Note 9b.

NOTE 8 -TAXES ON INCOME

a.	APPLICABLE TAX LAWS:

The provisions of the Income Tax (Inflationary Adjustments) Law, 1985 apply to the Israeli subsidiaries of the Company. According to the law, the results for tax purposes are measured based on the changes in the Israeli CPI.

b.	TAX LOSSES CARRYFORWARD:

As of December 31, 2007, the Company’s Israeli subsidiaries have tax losses of approximately $3,057 that may be carried forward for an indefinite period.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 8 - TAXES ON INCOME (Cont.)

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

DEFERRED TAX ASSETS:

December 31,
2007
Short-term deferred tax assets-net:
Provision for employees vacation leave	$165
Valuation allowance	(165)
$-
Long-term deferred tax assets-net:

Accrued severance pay and others	$652
Carryforward tax losses of the company	993
Carryforward tax losses of the subsidiaries	3,057
4,702
Valuation allowance	(4,702)
$-

The Company adopted the provisions of FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 on January 1,2007. There was no impact as result of this adoption

e.	INCOME TAX EXPENSES

Income tax expense consists of:

	For the year ended December, 31
	2007	2006

Current non-U.S.	$26	$20

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
NOTE 8 - TAXES ON INCOME (Cont.)

e.	INCOME TAX EXPENSES (Cont.)

In 2005 the Israeli Knesset approved a law for the amendment of the Income Tax Ordinance, according to which the regular corporate tax rate is to be reduced gradually and annually from 34% to 29% for the 2007 tax year ending at 25% for the 2010 tax year.

NOTE 9 - GUARANTEES, CHARGES, AND CONTINGENCIES AND COMMITTMENTS

a.	GUARANTEES:

The Company has provided bank guarantees at the amount of $77 in order to secure advances received from customers $22 to secure rental fees, and $87 to secure a bid submittal.

b.	CHARGES:

As collateral for loans granted by a leasing company and a bank, a fixed charge has been placed on motor vehicles.

For deposits serving as collateral for bank guarantees, see Note 4.

c.	CONTINGENCIES:

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company's common stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of the Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purports to be a shareholder derivative action, alleging the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched. On January 22, 2007, the Plaintiff moved for a temporary restraining order to prevent the Defendants and the Company’s Board of Directors from taking action to delist the Company’s common stock from the Over-the-Counter Bulletin Board. The court granted the Plaintiff’s request for a temporary restraining order on January 22, 2007, temporarily preventing the delisting of the Company’s common stock from trading on the Over-the-Counter Bulletin Board. On January 26, 2007, the Defendants removed the action to the United States District Court for the Southern District of New York. On February 22, 2007, Defendants filed a motion to dissolve the temporary restraining order.  On March 6, 2007, an amended complaint was filed naming four additional shareholders as Plaintiffs, asserting additional claims for breach of fiduciary duty and seeking the appointment of a receiver for the Company.  On March 20, 2007, Plaintiffs filed a response to the motion to dissolve the temporary restraining order, along with a cross motion seeking to make the temporary restraining order permanent and asking the court to appoint a receiver for the Company. On March 23, 2007, Defendants filed a motion to dismiss the amended complaint, asserting that the court lacks personal jurisdiction over Defendants and that Plaintiffs have failed to establish why a demand on the Board of the Company would be futile, which is a prerequisite to maintaining a derivative action.  The parties submitted their briefings on the pending motions in early September 2007. To-date the Court has not ruled on the pending motions.

The parties have reached a settlement that, if approved by the Court, will resolve all claims in this action. The settlement has been submitted for approval, and a hearing of the parties’ application to approve the Settlement is scheduled for May 1, 2008.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 9 - GUARANTEES, CHARGES, AND CONTINGENCIES AND COMMITMENTS (Cont.)

c.	CONTINGENCIES: (Cont.)

In November 2006, Plaintiffs Treeline Investment Partners and David Jaroslawicz filed a complaint (the “Complaint”) in the Supreme Court of New York for New York County against Gary Koren and and Killy Koren (collectively, “Defendants”) regarding two transactions for the purchase of shares of the Company. On March 7, 2007, Defendants removed this action to the District Court and on March 14, 2007, Defendants moved to dismiss the Complaint for lack of personal jurisdiction, insufficiency of service of process, failure to state a claim for fraud upon which relief can be granted, and for failure to plead fraud with particularity. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced $101 indemnification payment to Mr. Koren. Whether or not Mr. Koren will ultimately be entitled to a full or partial indemnification will depend, among other things, on the substance and the merit of the claims. This litigation will be settled as part of the settlement agreement described herewith.

Pursuant to the Settlement Agreement, the parties intend to reverse a May 2005 acquisition (“2005 Acquisition”) whereby the Company acquired the outstanding capital stock and business of SpaceLogic Ltd. and its subsidiary SecureLogic Ltd. from the Defendants in exchange for shares (“Shares”) of the Company’s common stock. On the Effective Date (as defined in the Settlement Agreement), (i) the individual Defendants will surrender their respective Shares to the Company for cancellation with Mr. Koren transferring 1,200,000 of his Shares to Treeline Investment Partners, L.P. and Mr. Jaroslowicz, and (ii) the Company will transfer to a new entity beneficially owned by Messrs. Koren, Dolev, Yeffet, Gross and Klein (“Newco”), all of the business and assets of the Company other than (a) $250 in cash, (b) accounts in existence prior to the 2005 Acquisition, (c) corporate and tax records, and (d) 75% of the proceeds from the Company’s directors and officers insurance policy after payment of certain legal fees and expenses by the Company, Newco, and/or the Defendants in connection with the lawsuits. Newco will assume all liabilities and obligations of the Company except certain liabilities and obligations of the Plaintiffs, other shareholders, and tax and Securities and Exchange Commission filings not to exceed $5 in the aggregate. The Settlement Agreement also includes mutual general releases and non-disparagement provisions.

In addition, Newco will grant the Company or a designated subsidiary four non-exclusive licenses for individual iScreen Systems. Pursuant to these licenses, the Company will not market the iScreen Systems except through Newco or its designee. Each license will give the Company or its designated subsidiary the right to receive the first $200 in proceeds from the sale of the licensed iScreen System and an equal portion in any amount in excess of $200.

Further, Newco will be required to deliver to the Company a promissory note (the “Note”) in the principal amount of $100 payable on or before June 30, 2008. The Note will be non-negotiable, bear no interest, and be secured personally by Mr. Koren.

The settlement of these actions will become effective no later than five business days following the later of the final approval by the court of the Settlement Agreement and the effective date of the approval of the Settlement Agreement by the holders of at least a majority of the Company’s common stock. Upon the Effective Date, the Defendants will resign as officers and directors of the Company, terminate their employment contracts, and waive any options or rights to compensation.

The Plaintiffs have advised the Defendants that they intend to spin-out the outstanding shares of the subsidiary designated by the Company as the licensee to the iScreen licenses. The spin-out will require court approval to render the issuance of the subsidiary shares exempt from registration under the Securities Act of 1933, as amended. The Plaintiffs have agreed to bear all of the cost and expenses related to the spin-out prior to the Effective Date.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 9 - GUARANTEES, CHARGES, AND CONTINGENCIES AND COMMITMENTS (Cont.)

d.	COMMITMENTS

The future minimum lease commitments of the Company under various non-cancelable operating lease agreements in respect of motor vehicles are as of December 31, 2007 as follows:

2008	71
2009	12
2010	5
88

The Company is committed to pay rent for a building until December 2008. Future rental fees on account of the lease as of December 31, 2007 aggregate to approximately $50 per annum. As for collateral, see above.

Rent expenses for the years ended December 31, 2007 and 2006 amounted to $46 and $50, respectively.

In June 2004, an Agreement was signed between the Company and the Bird Foundation (“BIRD”) for BIRD’s participation in the Company’s expected research and development budget of approximately $1,072 up to a participation amount of $534. This research and development was to be performed within 18 months from the approval date. In March 2006, the Company received an approval from BIRD to extend the project's time framework by an additional six months. The participation recorded in 2007 and 2006 amounted to $0 and $91, respectively.

Pursuant to the agreement, the Company is required to pay royalties at the rate of 5% of sales of product developed with funds provided by the BIRD Foundation, up to an amount equal to 100%-150% of BIRD Foundation’s research and development grants (dollar-linked) related to such projects. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales no payment is required. As of December 31, 2007 the Company's' contingent obligation to BIRD in respect of the aforementioned participation amounted to $ 402.

NOTE 10 - SHAREHOLDERS' DEFICIENCY

EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS

In 1999, the Company adopted a stock option plan (“1999 Stock Option Plan”), which allows for the issuance of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. The option plan has authorized 3,000,000 shares of which 1,292,447 remain available for granting at December 31, 2007. Under the option plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 10- SHAREHOLDERS' DEFICIENCY (Cont.)

EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS (Cont.)

During the year ended December 31, 2007 and during the year ended December 31, 2006, the Company did not grant options under the 1999 Stock Option Plan.

In 2005, the Company adopted a new stock option plan (“2005 Stock Option/Stock Issuance Plan”), the option plan authorized 3,000,000 shares of which 1,934,750 remained available for granting at December 31, 2007. Under the option plan: incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options may be granted to consultants, employees, directors, and officers of the Company. Options granted under the option plan are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the option plan generally vest within 4 years. During the year ended December 31, 2007, the Company did not grant options under the 2005 Stock Option Plan. During 2006, the Company granted under this plan, 250,000 options at an average exercise price of $0.78.

A summary of the status of the Company's stock option plans as of December 31, 2007 and 2006 and changes during the years then ended are as follows:

	OPTIONS AND SHARES AVAILABLE FOR GRANT	OUTSTANDING OPTIONS (*)	WEIGHTED-AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED-AVERAGE FAIR VALUE OF OPTION
Outstanding December 31, 2005	2,876,997	2,075,136	$1.15
Granted	(250,000)	250,000	$0.78	$0.61
Forfeited	200,000	(200,000)	$1.23
Outstanding December 31, 2006	2,826,997	2,125,136	$1.10
Forfeited	400,200	(400,200)	$1.11
Outstanding December 31, 2007	3,227,197	1,724,936	$1.09

(*)	Restated

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 10- SHAREHOLDERS' DEFICIENCY (Cont.)

EMPLOYEE, DIRECTORS, AND CONSULTANT OPTION PLANS (Cont.)

The following table summarizes information about options outstanding and exercisable as of December 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICE $	NUMBER OUTSTANDING AT DECEMBER 31, 2007	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED-AVERAGE EXERCISE PRICE	NUMBER OUTSTANDING AT DECEMBER 31, 2007	WEIGHTED-AVERAGE EXERCISE PRICE
0.23 - 0.44	266,000	1.17	$0.34	266,000	$0.34
0.60 - 0.75	403,186	2.62	$0.61	403,186	$0.61
1.07 - 1.54	997,650	2.96	$1.34	747,650	$1.37
1.74 - 4.00	58,100	1.96	$3.70	58,100	$3.70
	1,724,936			1,474,936

NOTE 11- SUPPLEMENTARY INFORMATION TO THE STATEMENTS OF OPERATIONS

A. Research and development costs, net

	For the year ended December, 31
	2007	2006
Research and development costs, net
Research and development costs	$375	$890
Cancellation of accrual for BIRD (participation from BIRD)	26	(91)
	$401	$799

B. Other income (expenses)

The expenses of $4 in 2007 represent a loss from sale of equipment.

The $568 income recorded in 2006 was a result of a settlement paid to the Company by Vinci Airports US, Inc. ("Vinci"), which settled the law suit filed against Vinci by the Company's SpaceLogic, Ltd. subsidiary. The $568 amount represents a settlement payment in the amount of $250 (less legal fees and expenses in the amount of $100 which were deducted directly from the settlement amount) plus a waiver by Vinci of its claim for the repayment of a $418 loan previously made in connection with a joint venture between the parties.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 12 - INFORMATION ON OPERATING SEGMENTS

a.	The Group operates in the three following reportable operating segments:

•
Baggage Handling and Security Systems - the United States Transportation Security Administration (“TSA”) a division of the Department of Homeland Security, awarded a Single Source Contract to the Company to install iScreen Node in a major US metropolitan airport for a pilot program. In addition, the Company sold spare parts relating to the system constructed and also received commissions in respect of the aforementioned sales.

•
WMS and Software - the Company has installed an automated material handling system in Israel. In addition, the Company develops, plans, implements and markets software for warehouses and distribution centers.

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

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 12:-	INFORMATION ON OPERATING SEGMENTS ( CONT.)

c.	Financial data relating to reportable operating segments:

	Year ended December 31, 2007
	Baggage Handling and Security Systems	WMS and Software	Maintenance services and support	Adjustments		Totals
Revenues from external customers	320	2,054	371			2,745
Segment profit (loss)	(139)	304	188	(1,587	)(1)	(1,234)
Depreciation expense	21	10	8	5		44
Investments in long-lived assets	-	2	9			11

December 31, 2007
Segment assets	846	213	57	-	(2)	1,116

(1)	Unallocated expenses

(2)	Unallocated assets

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH. INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 12:-	INFORMATION ON OPERATING SEGMENTS ( CONT.)

c.	Financial data relating to reportable operating segments: (cont.)

	Year ended December 31, 2006
	Baggage Handling and Security Systems	WMS and Software	Maintenance services and support	Adjustments		Totals
Revenues from external customers	244	834	219			1,297
Segment profit (loss)	(1,271)	(200)	40	(1,102	)(1)	(2,533)
Depreciation expense	20	10	8	5		43
Investments in long-lived assets	5					5

December 31, 2006
Segment assets	1,655	150	80	-	(2)	1,885

(1)	Unallocated expenses

(2)	Unallocated assets

d.	Revenues from major customers that exceed 10% of total revenues in the reported years:

	Year ended December 31,
	2007	2006
Customer A	67%	-
Customer B	11%	-
Customer C	-	56%
Customer D	4%	13%

NOTE 13:-	TRANSACTIONS AND BALANCES WITH RELATED PARTIES

	For the year ended December, 31
	2007	2006
A. Expenses:
Salary and related expenses to the Company's CEO	144	186
Participation in general expenses in the ordinary course of business	(6)	(23)
	138	163

For the year ended December, 31
2007

B. Balances with related parties:

Other accounts receivable	1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURELOGIC CORP. (Registrant)

By	/s/ Gary Koren
Gary Koren, Chief Executive Officer, President and Director

By	/s/ Michal Moses
Michal Moses, Chief Accounting Officer, Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ (Gary Koren)	Chief Executive Officer, President and Director	April 10, 2008

/s/ (Shalom Dolev)	Director	April 10, 2008

/s/ (Josh Hurewitz)	Director	April 10, 2008

/s/ (Cathal Flynn)	Director	April 10, 2008

/s/ (Iftach Yeffet)	Director	April 10, 2008

/s/ (Michael Klein)	Director	April 10, 2008

/s/ (Paul Goodman)	Director	April 10, 2008

EXHIBIT INDEX

Exhibit	Contents
3.1	Articles of Incorporation of the Registrant.*

3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3	By-Laws of Registrant.*

4.1	Sample Stock Certificate of the Registrant.*

10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Commission File Number 333-46712) filed with the SEC on September 27, 2000).***

10.2	2005 Equity Compensation Plan (incorporated by reference to the Company’s definitive proxy statement filed with the SEC on April 5, 2005).***

10.3	Executive Employment Agreement between Monterey Bay Tech, Inc. and Gary Koren dated May 10, 2005.***

10.4	Executive Employment Agreement between Monterey Bay Tech, Inc. and Shalom Dolev dated May 10, 2005.***

10.5	Employment Agreement between SpaceLogic Ltd. and Michael Klein dated February 17, 2005.***

10.6	Employment Agreement between SpaceLogic Ltd. and Iftach Yeffet dated April 20, 2005.***(1)

10.7	Services Agreement between SpaceLogic Ltd. and Shalom Dolev dated May 10, 2005.***

10.8	Letter Agreement between SpaceLogic Ltd. and Shalom Dolev effective December 1, 2005.***

10.9	Letter Agreement between SpaceLogic Ltd. and Gary Koren effective December 1, 2005.***

10.10	Letter Agreement between SpaceLogic Ltd. and Iftach Yeffet effective December 1, 2005.***

10.11	Letter Agreement between SpaceLogic Ltd. and Michael Klein effective December 1, 2005.***

10.12	Form of Option Agreement.***

14	Code of Ethics.**

21.1	Subsidiaries of Registrant

23.1	Consent of Brightman Almagor & Co

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Incorporated into this Report by reference to the Registrant’s Registration Statement on Form 10 dated November 15, 1999.

**	Incorporated into this Report by reference to Exhibit 99 to the Registrant’s Annual Report on Form-10KSB filed April 14, 2005.

***	Management or Director contract or arrangement.

(1)	Translation from Hebrew to English to be subsequently filed