Form 10-Q
period 2008-03-31
SecureLogic Corp
filed 2008-05-20
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2008.

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

(866) 669-6120
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐

Indicate be check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

The number of shares outstanding of the registrant’s Common Stock, par value $0.001, as of May 1, 2008 was 55,947,331.

SECURELOGIC CORP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding many elements of the business and operations of Securelogic Corp. (the “Company”, “we”, or “us”), including our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements. You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. None of the Company’s forward-looking statements should be relied upon as a prediction of actual results. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These are described in the Risks and Uncertainties section of the Management’s Discussion and Analysis or Plan of Operations in the Company’s Annual Report on Form 10-KSB for the fiscal year ended on December 31, 2007 and in the Company’s other filings with the SEC.

PART 1

Item 1: Financial Statements

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands)

	March 31,	December 31,
	2008	2007
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$161	$154
Short term bank deposits	155	260
Trade receivables	550	203
Work in process	89	89
Other accounts receivable and prepaid expenses	5	22

Total current assets	960	728

LONG TERM DEPOSITS:

Long term deposit	2	7
Severance pay funds	254	241
	256	248

PROPERTY AND EQUIPMENT, NET	139	140

Total assets	$1,355	$1,116

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables	$205	$341
Other payables	576	490
Deferred revenues	214	146
Deferred tax liability	516	729

Total current liabilities	1,511	1,706

Long term liabilities:
Long-term loan	13	14
Accrued severance pay	993	893
	1,006	907
STOCKHOLDERS’ DEFICIT
Share capital:
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares; Issued and outstanding: 55,947,331 shares	56	56
Additional paid-in capital	7,436	7,366
Foreign currency translation adjustments	(180)	(95)
Accumulated deficit	(8,474)	(8,824)

Total stockholders’ deficit	(1,162)	(1,497)

Total liabilities and stockholders’ deficiency	$1,355	$1,116

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Three months ended March 31,
	2008	2007
	Unaudited

Revenues	$1,099	$98
Cost of revenues	559	68

Gross profit	540	30

Operating expenses
Research and development	69	139
Selling and marketing	67	136
General and administrative	263	402

Total operating expenses	399	677

Operating profit (loss)	141	(647)

Financial income, net	1	2

Profit (loss) before taxes on income	142	(645)

Taxes on income	(208)	5

Net income (loss)	$350	$(650)

Basic and diluted net profit (loss) per share	$0.006	$(0.012)

Weighted average number of Common shares used in computing basic and diluted	55,947,331	55,947,331

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
STATEMENT OF STOCKHOLDERS’ DEFICENCY AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except share data)

	Number of
	Common			Accumulated
	Shares		Additional	other			Total
	$0.001	Share	paid-in	comprehensive	Accumulated	Comprehensive	stockholders'
	par value	capital	capital	loss	deficit	loss	deficit

Balance as of January 1, 2008	55,947,331	$56	$7,366	$(95)	$(8,824)		$(1,497)

Stock based compensation	-	-	70	-	-	-	70

Foreign currency translation adjustments	-	-	-	(85)		(85)	(85)

Net income (loss)	-	-	-	-	350	350	350

Comprehensive income (loss)	-	-	-	-	-	265	-

Balance as of March 31, 2008 (Unaudited)	55,947,331	56	7,436	(180)	(8,474)		(1,162)

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Three months ended March 31,
	2008	2007
	Unaudited
Cash flows from operating activities:
Net income (loss)	$350	$(650)
Depreciation and amortization	82	11
Accrued severance pay, net	32	11
Decrease (increase) in trade receivables	(323)	31
Decrease in other accounts receivable and prepaid expenses	3	52
Increase in work in process	-	(225)
Decrease in long term receivables	6	1
Increase in deferred revenues	55	461
Increase (decrease) in trade payables	(159)	220
Decrease in deferred tax liability	(213)	-
Increase in other payables	48	9
Decrease in long term loan payables	(2)	(3)
Net cash used in operating activities	(121)	(82)

Cash flows from investing activities:
Purchase of property and equipment	-	(4)
Short-term bank deposits, net	119	2
Long-term bank deposits, net	-	128
Net cash provided by investing activities	119	126

Cash flows from financing activities:
Repayment of short term credit	-	-
Issuance of Common Stock	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash balance	9	6
Net change in cash and cash equivalents	7	50
Cash and cash equivalents at the beginning of the period	154	926
Cash and cash equivalents at the end of the period	$161	$976

The accompanying notes are an integral part of the consolidated financial statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by SECURELOGIC CORP. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008 (the “2007 10-KSB”). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three month ended March 31, 2008, resulted in a net income of $350, and the Company's balance sheet reflects a net stockholders’ deficiency of $1,162. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders and increasing the marketing of its current and new products.

NOTE 3-   CONTINGENCIES

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company’s Common Stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of the Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

NOTE 3    CONTINGENCIES (Cont.)

The complaint purported to be a shareholder derivative action, alleging that the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched.

On December 28, 2007, the parties entered into a Settlement Agreement and Release to settle the lawsuit. On May 1, 2008, the United States District Court for the Southern District of New York approved the Settlement Agreement. The Court reserved judgment on the proposed spin-out of a subsidiary designated as the licensee to certain iScreen licenses by the Plaintiffs.

Pursuant to the Settlement Agreement, the parties intend to reverse the May 2005 acquisition whereby the Company acquired the outstanding capital stock and business of SpaceLogic Ltd. and its subsidiary SecureLogic Ltd. in exchange for shares of the Company’s Common Stock. Following approval of the Settlement Agreement by the Company’s shareholders, (i) the individual Defendants will surrender their Common Stock to the Company for cancellation with Mr. Koren transferring 1,200,000 of his shares to Treeline Investment Partners, L.P. and Mr. Jaroslowicz, and (ii) the Company will transfer to a new entity beneficially owned by Messrs. Koren, Dolev, Yeffet, Gross and Klein (“Newco”), all of the business and assets of the Company other than (a) $250 in cash, (b) accounts in existence prior to the acquisition in 2005, (c) corporate and tax records, and (d) 75% of the proceeds from the Company’s directors and officers insurance policy after payment of certain legal fees and expenses. Newco will assume all liabilities and obligations of the Company except certain liabilities and obligations of the Plaintiffs, other shareholders, and tax and Securities and Exchange Commission filings not to exceed $5 in the aggregate. The Settlement Agreement also includes mutual general releases and non-disparagement provisions.

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

On November 15, 2006, Treeline Investment Partners and David Jaroslawicz filed a complaint in the Supreme Court of New York for New York County against Gary Koren and Killy Koren regarding two transactions for the purchase of shares of the Company’s Common Stock performed in 2005. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced $101 indemnification payment to Mr. Koren. This action is expected to settle as a result of the settlement discussed above.

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

During 2007 we were awarded a $2.5 million contract to install an automated material handling system in Israel. Our SpaceLogic subsidiary has begun installing this system, and we expect to complete the installation by the second quarter of 2008. During the quarter ended March 31, 2008, $0.6 million in revenues from the project were recognized.

Despite the revenue stream from the project described above and the implementation of certain cost-cutting measures, our business is subject to risks beyond our control that can negatively impact our business, results of operations, and financial condition. Further, we believe that our existing cash together with cash generated from operations may be sufficient to support our operations through the end of the third quarter of 2008. For these and other reasons, our financial statements have been prepared assuming we will continue as a going concern.

Pursuant to the Settlement Agreement discussed in Legal Proceedings as well as in Note 3 to the Consolidated Financial Statement, we will be restructuring a major part of our business as it relates to the SpaceLogic Ltd. and the SecureLogic Inc. subsidiaries. We will explore multiple opportunities to develop new business areas.

Results of Operations

Total revenues for the three month period ended March 31, 2008 were $1,099,000, an increase of 1,021% from the comparable period in 2007, when total revenues were $98,000. This increase was mainly due to revenues recognized in connection with the installation of an automated material handling system in Israel. $1,827,000 of the revenues received were recognized in 2007, and the remaining $593,000 was recognized in the quarter ended March 31, 2008. Further revenues derived from this project are expected to be recognized in the second quarter of 2008.

Our cost of revenues consists of salaries, subcontractor expenses and materials, and for the three month period ended March 31, 2008 increased to $559,000 from $68,000 for the comparable period in 2007. The increase in cost of revenues in the first quarter of 2008 is mainly attributable to the commencement of the current installation.

Gross profit for the three month period ended March 31, 2008 was $540,000, up from $30,000 in the three months ended on March 31, 2007. For the three month period ended March 31, 2008, gross profit as a percentage of sales was 49%, an increase from 31% in the comparable period in 2007.

Operating Expenses

Our operating expenses consist of research and development (“R&D”) expenses, sales and marketing (“S&M”) expenses and general and administrative (“G&A”) expenses. Operating expenses for the three month period ended March 31, 2008 were $399,000 as compared to $677,000 for the same period in 2007; the reduction in operating expenses is the result of the implementation of cost-cutting plans that began in 2006 and a decrease in legal expenses.

As a result of the implementation of FAS123R, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, we recorded non-cash compensation-related expenses of $70,000 for the three month period ended March 31, 2008. In the three month period ended March 31, 2007, we did not record any non-cash compensation-related expenses.

Research and Development Expenses

R&D expenses are expenses incurred in the design, development and testing of our products, and primarily include salaries and related expenses for personnel, contract design and testing services, supplies and consulting fees. These expenses are net of any government grants. R&D expenses for the three month period ended March 31, 2008 decreased by 50% to $69,000 from $139,000 for the three month period ended March 31, 2007. The decrease in R&D expenses during the first quarter of 2008 is primarily attributable to the implementation of cost-cutting plans

Selling and Marketing Expenses

S&M expenses include product promotion and sales support costs, travel expenses incurred in connection with marketing activities, and compensation and related expenses for personnel engaged in sales and marketing activities. S&M expenses for the three month period ended March 31, 2008 decreased by 51% to $67,000 from $136,000 for the first quarter of 2007. The decrease in S&M expenses during the three month period ended March 31, 2008 is primarily attributable to decreased salary expenses due to the implementation of cost-cutting plans.

General and Administrative Expenses

G&A expenses are comprised of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. G&A expenses for the three month period ended March 31, 2008 decreased by 35% to $263,000 from $402,000 for the comparable period in 2007. The decrease in G&A expense during the three month period ended March 31, 2008 as compared to the same period in 2007 was due in large part to a reduction in legal expenses, as well as decreased salary expenses as a result of cost-cutting plans implemented in 2007. The decrease in those expenses was partially offset by non-cash expenses that we recorded in the first quarter of 2008 as a result of the implementation of FAS123R; we did not record any similar non-cash expenses in 2007.

Operating Profit (Loss )

In the three month period ended March 31, 2008, our operating profit was $141,000 as compared to a loss of $647,000 in the comparable period ended March 31, 2007, a change of $788,000. The shift from operating loss to operating gain is primarily attributable to the increase in gross profit due to revenue recognition from the current installation project, as well as due to implementation of our cost-cutting plans.

Financial & Other Income

Financial income for the three month period ended March 31, 2008 was $1,000 as compared to financial income of $2,000 in the three month period ended March 31, 2007. The Company had no other income for either the three month period ended March 31, 2008 or the three month period ended March 31, 2007.

Provision for Income Taxes (Tax Income)

Tax income for the first quarter of 2008 was $208,000 as compared to taxes on income expenses of $5,000 for the first quarter of 2007, a decrease of $213,000 due to tax income of $213,000 that we recognized in the first quarter of 2008 as a result of receipt of a tax refund for previous years.

Net Income (Loss) and Net Profit (Loss) Per Share

Net income for the three month period ended March 31, 2008 was $350,000 or $0.01 per share as compared to a net loss of $(650,000) or $(0.01) per share for the three month period ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, total current assets were $960,000 and total current liabilities were $1,511,000. As of March 31, 2008, we had a working capital deficiency of $551,000 and an accumulated deficit of $8,474,000. As of March 31, 2008, the Company had a cash balance of $161,000.

Net cash used in operating activities during the three months ended March 31, 2008 was $121,000 as compared to net cash used in operating activities of $82,000 in the comparable period in 2007. The major changes in operating cash flows for the three month period relative to the same period in 2007 included: (i) an increase in trade receivables of $323,000 during the three month period ended March 31, 2008 relative to a decrease of $31,000 in the comparable period in 2007; (ii) an increase in trade payables of $159,000 during the three month period ended March 31, 2008 compared to a decrease of $220,000 in the comparable period in 2007; (iii) an increase in deferred revenues of $55,000 in the three month period ended March 31, 2008 compared to an increase of $461,000 in the comparable period in 2007; (iv) a net income of $350,000 in the three month period ended March 31, 2008 compared to a net loss of $650,000 in the comparable period in 2007; (v) amortization and depreciation of $82,000 during the three month period ended March 31, 2008 relative to $11,000 in the comparable period in 2007; and (vi) an increase in work in process of $225,000 during the three month period ended March 31, 2007 relative to no change in work in process in the three month period ended March 31, 2008.

Net cash provided by investment activities was $119,000 for the quarter ended March 31, 2008 as compared to $126,000 for the comparable period in 2007. Net cash provided by financing activities for the three months ended March 31, 2008 and for the comparable period in 2007 was $0.

We believe that our existing cash together with cash generated from operations will be sufficient to support our operations through the third quarter of 2008; provided that, revenues from our baggage handling, warehouse management and materials handling legacy businesses return to historical levels. We have undertaken several cost-cutting measures designed to reduce our operating expenses, including freezing development of our ChainLogic product line, employee lay-offs, and a reduction of executive salaries. Additional cost-cutting measures may be necessary in the event we do not obtain adequate working capital in the near term. Further, we expect that our $2.5 million contract to install an automated material handling system in Israel will provide some working capital at the end of the second quarter of 2008 as installation is completed.

There can be no assurance that, based upon our calendar year 2007 and first quarter of 2008 historical results or the above-described activities, that we will not require significant amounts of additional capital sooner than the fourth quarter of 2008 because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

o Revenue recognition

o Provision for warranties

o Foreign currency conversion

o Capitalized software costs

o Stock based compensation

o Reverse acquisition accounting

Our audited financial statements prepared as of December 31, 2007 contain further discussions on our critical accounting policies and estimates.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-K.

Item 4: Controls and Procedures

Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosre controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act, within 90 days of the filing date of this report, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

PART II

Item 1. Legal Proceedings

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company’s Common Stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of the Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein (the “Defendants”) and SecureLogic, as a nominal defendant. The complaint purported to be a shareholder derivative action, alleging that the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched.

On December 28, 2007, the parties entered into a Settlement Agreement and Release to settle the lawsuit. On May 1, 2008, the United States District Court for the Southern District of New York approved the Settlement Agreement. The Court reserved judgment on the proposed spin-out of a subsidiary designated as the licensee to certain iScreen licenses by the Plaintiffs.

Pursuant to the Settlement Agreement, the parties intend to reverse the May 2005 acquisition whereby the Company acquired the outstanding capital stock and business of SpaceLogic Ltd. and its subsidiary SecureLogic Ltd. in exchange for shares of the Company’s Common Stock. Following approval of the Settlement Agreement by the Company’s shareholders, (i) the individual Defendants will surrender their Common Stock to the Company for cancellation with Mr. Koren transferring 1,200,000 of his shares to Treeline Investment Partners, L.P. and Mr. Jaroslowicz, and (ii) the Company will transfer to a new entity beneficially owned by Messrs. Koren, Dolev, Yeffet, Gross and Klein (“Newco”), all of the business and assets of the Company other than (a) $250,000 in cash, (b) accounts in existence prior to the acquisition in 2005, (c) corporate and tax records, and (d) 75% of the proceeds from the Company’s directors and officers insurance policy after payment of certain legal fees and expenses. Newco will assume all liabilities and obligations of the Company except certain liabilities and obligations of the Plaintiffs, other shareholders, and tax and Securities and Exchange Commission filings not to exceed $5,000 in the aggregate. The Settlement Agreement also includes mutual general releases and non-disparagement provisions.

In addition, Newco will grant the Company or a designated subsidiary four non-exclusive licenses for individual iScreen Systems. Pursuant to these licenses, the Company will not market the iScreen Systems except through Newco or its designee. Each license will give the Company or its designated subsidiary the right to receive the first $200,000 in proceeds from the sale of the licensed iScreen System and an equal portion in any amount in excess of $200,000.

Further, Newco will be required to deliver to the Company a promissory note (the “Note”) in the principal amount of $100,000 payable on or before June 30, 2008. The Note will be non-negotiable, bear no interest, and be secured personally by Mr. Koren.

On November 15, 2006, Treeline Investment Partners and David Jaroslawicz filed a complaint in the Supreme Court of New York for New York County against Gary Koren and Killy Koren regarding two transactions for the purchase of shares of the Company’s Common Stock performed in 2005. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses. The Company has already advanced $101 indemnification payment to Mr. Koren. This action is expected to settle as a result of the settlement discussed above.

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

SECURELOGIC CORP.
(Registrant)

/s/ GARY KOREN	Date: May 20, 2008
Gary Koren, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ MICHAL MOSES	Date: May 20, 2008
Michal Moses, Chief Financial Officer
(Principal Financial and Accounting Officer)