Form 10-Q
period 2008-06-30
SecureLogic Corp
filed 2008-08-19
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

 BAY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	001- 28099	77-0571784
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

420 Lexington Avenue, Suite 2320, New York, NY 10170
(Address of Principal Executive Office) (Zip Code)

(212) 661-6800
(Registrant’s telephone number, including area code)

SECURELOGIC CORP.
43 Hamelacha Street
Netanya 42505, Israel
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2008, there were 20,283,572 shares of common stock outstanding

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes  ☐    No

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.
CONSOLIDATED BALANCE SHEET
(U.S. Dollars in thousands, except share data)

	June 30, 2008	December 31, 2007
	Unaudited	Audited
CURRENT ASSETS:
Cash and cash equivalents	$606	$154
Short-term deposits	111	260
Trade receivables	29	203
Work in progress	-	89
Other accounts receivable	5	22
	751	728

LONG TERM DEPOSITS:
Long-term deposit	3	7
Severance pay funds	297	241
	300	248

PROPERTY AND EQUIPMENT, NET	135	140

TOTAL ASSETS	$1,186	$1,116

CURRENT LIABILITIES:
Trade payables	$230	$341
Other accounts payable	559	490
Deferred revenues	-	146
Deferred tax liability	729	729

Total current liabilities	1,518	1,706

LONG-TERM LIABILITIES
Long-term loans	12	14
Accrued severance pay	1,064	893

	1,076	907

SHAREHOLDERS’ DEFICIENCY
Share capital
Common stock of $0.001 par value-
issued and outstanding: 55,947,330 shares	56	26
additional paid in capital	7,461	7,366
Accumulated other comprehensive income:
Foreign currency translation adjustments	(231)	(95)
Accumulated deficient	(8,694)	(8,824)
	(1,408)	(1,497)
TOTAL CURRENT LIABILITIES PLUS SHAREHOLDERS’ DEFICIENCY	$1,186	$1,116

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATOINS
(U.S. Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2008	2007	2008	2007
	Unaudited		Unaudited
Revenues	$694	$327	$1,793	$425

Cost of revenues	498	247	1,057	315

Gross Profit	196	80	736	110

Operating Expenses
Research and development costs, net	86	117	155	256
Selling and marketing expenses	72	84	139	220
General and administrative expenses	262	258	525	660
Total Operating Expenses	420	459	819	1,136

Operating Profit (Loss)	(58)	(379)	(83)	(1,026)

Financial income (expenses), net	(6)	2	(5)	4

Other income	-	-	2	-

Loss before taxes on income	(228)	(377)	(86)	(1,022)

Taxes on income	(8)	5	216	10

Net income (loss)	(220)	(382)	$130	(1,032)
Basic and diluted net income (loss) per share	(0.003)	(0.01)	0.002	(0.02)
Weighted average number of common shares used in computing basic and diluted net income (loss) per share	55,947,330	55,947,331	55,947,330	55,947,331

SECURELOGIC CORP.
(FORMERLY: MONTEREY BAY TECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)

	Six months ended June 30,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$130	$(1,032)
Depreciation and amortization	119	58
Accrued severance pay, net	16	21
Loss (profit) from sale of equipment	(2)
Impairment of long-lived assets	-
Decrease in trade receivables	195	(10)
Decrease (increase) in other accounts
receivable and prepaid expenses	(8)	20
Decrease (increase) in work in progress	103	(400)
Decrease in long term receivables	7	-
Increase (decrease) in trade payables	(149)	82
Increase in other payables	5	40
Increase (decrease) in deferred revenues	(159)	839
Decrease in long term loan payable	(5)	-
Decrease in deferred tax liability	-	(24)
Net cash provided by (used in) operating activities	252	(406)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Proceeds from sale of equipment	2	-
Short-term deposits, net	171	51
Long-term bank deposits, net	-	130
Net cash provided by (used in) investing activities	173	181

Cash flows from financing activities:
Repayment of long-term credit	-	-
Receipt of a long term loan	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash balance	27	(3)
Net change in cash and cash equivalents	452	(228)
Cash and cash equivalents at the beginning of the period	154	926
Cash and cash equivalents at the end of the period	$606	$698

SECURELOGIC CORP.
(FORMERLY MONTEREY BAY TECH, INC.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by SECURELOGIC CORP. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that are included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008 (the "2007 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three month ended June 30, 2008, resulted in a net loss of $228,000, and the Company's balance sheet reflects a net stockholders’ deficiency of $8,694,000. The Company’s ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders. In addition, the events described in Note 3- Subsequent events may also have an affect on our ability to operate as a "going concern".

NOTE 3 - SUBSEQUENT EVENTS

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company’s Common Stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of the Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein and SecureLogic, as a nominal defendant. The complaint purported to be a shareholder derivative action, alleging that the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched (the "Baytree Action").

On November 15, 2006, Treeline Investment Partners and David Jaroslawicz filed a complaint in the Supreme Court of New York for New York County against Gary Koren and Killy Koren regarding two transactions for the purchase of shares of the Company’s Common Stock performed in 2005. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses (the "Treeline Action").

On December 28, 2007, the parties in both the Baytree Action and the Treeline Action entered into a comprehensive Settlement Agreement and Release to settle the lawsuits. On May 1, 2008, the United States District Court for the Southern District of New York approved the Settlement Agreement. Thereafter, the stockholders of the Company approved the Settlement Agreement and the transactions called for in the Settlement Agreement.

Pursuant to the Settlement Agreement, on or about July 15, 2008, the parties effectively reversed the May 2005 acquisition whereby the Company acquired the outstanding capital stock and business of SpaceLogic Ltd. and its subsidiary SecureLogic Ltd. in exchange for shares of the Company’s Common Stock. Pursuant to the Settlement Agreement, on or about July 15, 2008, the following events occurred: (i) the individual Defendants surrendered their Common Stock to the Company for cancellation with Mr. Koren transferring 1,200,000 of his shares to Treeline Investment Partners, L.P. and Mr. Jaroslowicz, and (ii) the Company transferred to a new entity beneficially owned by Messrs. Koren, Dolev, Yeffet, Gross and Klein ("Newco"), all of the business and assets of the Company other than (a) $350,000 in cash, (b) accounts in existence prior to the acquisition in 2005, (c) corporate and tax records, and (d) 75% of the proceeds from the Company’s directors and officers insurance policy after payment of certain legal fees and expenses. Newco assumed all liabilities and obligations of the Company except certain liabilities and obligations of the Plaintiffs, other shareholders, and tax and Securities and Exchange Commission filings not to exceed $5,000 in the aggregate. The Settlement Agreement also includes mutual general releases and non-disparagement provisions.

In addition, Newco granted the Company or a designated subsidiary four non-exclusive licenses for individual iScreen Systems. Pursuant to these licenses, the Company will not market the iScreen Systems except through Newco or its designee. Each license will give the Company or its designated subsidiary the right to receive the first $200,000 in proceeds from the sale of the licensed iScreen System and an equal portion in any amount in excess of $200,000.

On July 22, 2008, the Company amended its Articles of Incorporation to change the Company’s name to "Bay Acquisition Corp."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section.

OVERVIEW

The Company, through July 15, 2008, was engaged in the business of developing and marketing systems that manage the movement of people and baggage through airports. Our systems integrate unique security methodologies with state-of-the-art screening and baggage handling technologies, providing a comprehensive baggage and passenger security screening solution.

As set forth in Note 3 - Subsequent Events to our unaudited financial statements for the three months and six months ended June 30, 2008, on or about July 15, 2008, the Company, pursuant to the terms of a Settlement Agreement approved by the Company’s stockholders, transferred to a new entity beneficially owned by Messrs. Koren, Dolev, Yeffet, Gross and Klein ("Newco"), all of the business and assets of the Company with the except of certain assets and license agreements. The discussion which follows regarding the Company’s financial results all relate to the Company’s operations for the three months and six months ended June 30, 2008 and do not reflect the events which occurred on July 15, 2008 and subsequent thereto. The following discussion should be read in conjunction with the information set forth in Note 3 - Subsequent Events to our unaudited financial statements contained herein.

Results of Operations

Total revenues for the three month period ended June 30, 2008 were $694,000, an increase of 212% from the comparable period in 2007, when total revenues were $327,000. This increase was mainly due to revenues recognized in connection with the installation of an automated material handling system in Israel.

Total revenues for six month period ended June 30, 2008 were $1,793,000 an increase of 421% from the comparable period in 2007, when total revenues were $425,000. This increase was mainly due to revenues recognized in connection with the installation of an automated material handling system in Israel.

Our cost of revenues consists of salaries, subcontractor expenses and materials, and for the three month period ended June 30, 2008 increased to $498,000 from $247,000 for the comparable period in 2007. The increase in cost of revenues in the first quarter of 2008 is mainly attributable to the commencement of the current installation. For the six month period ended June 30, 2008 our costs of revenues increased to $1,057,000 from $315,000 for the comparable period in 2007.

Gross profit for the three month period ended June 30, 2008 was $196,000, up from $80,000 in the comparable period in 2007, an increase from 245% from the comparable period in 2007. For the six month period ended June 30, 2008, our gross profit was $736,000, an increase from 669% from the comparable period in 2007 when our gross profit was $110,000.

Operating Expenses

Our operating expenses consist of research and development ("R&D") expenses, sales and marketing expenses and general and administrative ("G&A") expenses. Operating expenses for the three month period ended June 30, 2008 were $420,000 as compared to $459 for the same period in 2007; the reduction in operating expenses is the result of the implementation of cost-cutting plans that began in 2006. Operating expenses for the six month period ended June 30, 2008 were $819,000 as compared to $1,136,000 for the same period in 2007; the reduction in operating expenses is the result of the implementation of cost-cutting plans that began in 2006 and a decrease in legal expenses.

Research and Development Expenses

R&D expenses are expenses incurred in the design, development and testing of our products, and primarily include salaries and related expenses for personnel, contract design and testing services, supplies and consulting fees. These expenses are net of any government grants. R&D expenses for the three month period ended June 30, 2008 decreased by 27% to $86,000 from $117,000 for the three month period ended June 30, 2007. The decrease in R&D expenses during the first quarter of 2008 is primarily attributable to the implementation of cost-cutting plans. R&D expenses for the six month period ended June 30, 2008 decreased by 40% to $155,000 from $256,000 for the comparable period in 2007. The decrease in R&D expenses during the first quarter of 2008 is primarily attributable to the implementation of cost-cutting plans

Selling and Marketing Expenses

Sales and marketing expenses include product promotion and sales support costs, travel expenses incurred in connection with marketing activities, and compensation and related expenses for personnel engaged in sales and marketing activities. Sales and marketing expenses for the three month period ended June 30, 2008 decreased to $72,000 from $84,000 for the comparable quarter of 2007. The decrease was primarily attributable to decreased salary expenses due to the implementation of cost-cutting plans. Sales and marketing expenses for the six month period ended June 30, 2008 decreased to $139,000 from $220,000 for the comparable quarter of 2007. The decrease was primarily attributable to decreased salary expenses due to the implementation of cost-cutting plans.

General and Administrative Expenses

G&A expenses are comprised of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services and travel expenses. G&A expenses for the three month period ended June 30, 2008 increased slightly to $262,000 from $258,000 for the comparable period in 2007. The increase was related to non-cash expenses that we recorded as a result of the implementation of FAS123R which was partially offset by a reduction in legal expenses, as well as decreased salary expenses as a result of cost-cutting plans implemented in 2007.

G&A expenses for the six month period ended June 30, 2008 decreased to $525,000 from $660,000 for the comparable period in 2007. The decrease was due in large part to a reduction in legal expenses, as well as decreased salary expenses as a result of cost-cutting plans implemented in 2007. The decrease in those expenses was partially offset by non-cash expenses that we recorded in the first quarter of 2008 as a result of the implementation of FAS 123R.

Operating Profit (Loss)

In the three month period ended June 30, 2008, we had an operating loss of $58,000 as compared to a loss of $379,000 in the comparable period in 2007, a decrease of $321,000. The decrease in our operating loss is primarily attributable to the increase in gross profit due to revenue recognition from the current installation project, as well reductions in our expenses due to implementation of our cost-cutting plans.

In the six month period ended June 30, 2008, our operating loss was $83,000 as compared to a loss of $1,026,000 in the comparable period in 2007, a change of $943,000. The shift from operating loss to operating gain is primarily attributable to the increase in gross profit due to revenue recognition from the current installation project, as well as due to implementation of our cost-cutting plans.

Net Income (Loss)

Net loss for the three month period ended June 30, 2008 was $220,000 or a loss of $0.003 per share as compared to a net loss of $382,000 or $(0.01) per share for the three month period ended June 30, 2007.

Net profit for the six month period ended June 30, 2008 was $130,000 or a profit of $0.01 per share as compared to a net loss of $1.032,000 or $(0.02) per share for the three month period ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, total current assets were $751,000 and total current liabilities were $1,518,000. As of June 30, 2008, the Company had a cash balance of $606,000. Net cash provided by operating activities during the six months ended June 30, 2008 was $252,000 as compared to net cash used in operating activities of $406,000 in the comparable period in 2007. The major changes in operating cash flows for the six month period relative to the same period in 2007 included: (i) an increase in trade receivables; (ii) a decrease in trade payables of $159,000; (iii) a decrease in deferred revenues; (iv) a significant increase in net income of $350,000; and (vi) an increase in work in process. Net cash provided by investment activities was $173,000 for the six months ended June 30, 2008 as compared to $181,000 for the comparable period in 2007. Net cash provided by financing activities for the six months ended June 30, 2008 and for the comparable period in 2007 was $0.

We believe that our existing cash together with the significant decrease in operating expenses after the July 15, 2008 consummation of the settlement of the Baytree and Treeline law suits will be sufficient to support our operations through the first quarter of 2009.

There can be no assurance that, based upon our calendar year 2007 and second quarter of 2008 historical results or the above-described activities, that we will not require significant amounts of additional capital sooner than the first quarter of 2009 because of either market conditions or management decisions. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

•	Revenue recognition

•	Provision for warranties

•	Foreign currency conversion

•	Capitalized software costs

•	Stock based compensation

•	Reverse acquisition accounting

Our audited financial statements prepared as of December 31, 2007 contain further discussions on our critical accounting policies and estimates.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-K.

Forward-Looking Statements

The statement made above relating to the adequacy of our working capital is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the “belief,” “anticipation,” “plans,” “expectations,” “will” and similar expressions are intended to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include matters relating to the business and financial condition of any company we acquire. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required for Smaller Reporting Companies

Item 4.	Controls and Procedures

Not required for Smaller Reporting Companies

Item 4T.	Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2008, the Company made no changes in the control procedures related to financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description
31	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY ACQUISTION CORP.

Date: August 18, 2008	By:	/s/ Paul Goodman
Paul Goodman President and Chief Financial Officer