Form 10KSB/A
period 2007-12-31
SecureLogic Corp
filed 2008-09-19
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

420 Lexington Avenue
Suite 2320
New York, NY 10170
(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (212) 661-6800

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

None

Explanatory Note

SecureLogic Corp. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 (the “Annual Report”) to replace the Item 8A disclosure with Item 8A(T) and include Management’s Report on Internal Control Over Financial Reporting. In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including revised Certifications and certain currently dated Certifications. The remainder of the Annual Report filed with the Securities and Exchange Commission on April 14, 2008 remains unchanged.

PART II

ITEM 8A(T). CONTROLS AND PROCEDURES.

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2007, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were not effective as of the end of the period covered by the Annual Report, because the Annual Report did not include, as it was originally filed, the newly required management’s report on internal control over financial reporting. The deficiency has been corrected by the inclusion of management’s report on internal control over financial reporting in an amendment to the Annual Report.

(b) Management’s Report On Internal Control Over Financial Reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal contro over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureLogic Corp.

By:	/s/ Paul Goodman
Paul Goodman
Chief Executive Officer

Date: September 19, 2008

EXHIBIT INDEX

Exhibit	Contents
3.1	Articles of Incorporation of the Registrant.*
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3	By-Laws of Registrant.*
4.1	Sample Stock Certificate of the Registrant.*
10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Commission File Number 333-46712) filed with the SEC on September 27, 2000).***
10.2	2005 Equity Compensation Plan (incorporated by reference to the Company’s definitive proxy statement filed with the SEC on April 5, 2005).***
10.3	Executive Employment Agreement between Monterey Bay Tech, Inc. and Gary Koren dated May 10, 2005.***
10.4	Executive Employment Agreement between Monterey Bay Tech, Inc. and Shalom Dolev dated May 10, 2005.***
10.5	Employment Agreement between SpaceLogic Ltd. and Michael Klein dated February 17, 2005.***
10.6	Employment Agreement between SpaceLogic Ltd. and Iftach Yeffet dated April 20, 2005.***(1)
10.7	Services Agreement between SpaceLogic Ltd. and Shalom Dolev dated May 10, 2005.***
10.8	Letter Agreement between SpaceLogic Ltd. and Shalom Dolev effective December 1, 2005.***
10.9	Letter Agreement between SpaceLogic Ltd. and Gary Koren effective December 1, 2005.***
10.10	Letter Agreement between SpaceLogic Ltd. and Iftach Yeffet effective December 1, 2005.***
10.11	Letter Agreement between SpaceLogic Ltd. and Michael Klein effective December 1, 2005.***
10.12	Form of Option Agreement.***
14	Code of Ethics.**
21.1	Subsidiaries of Registrant****
23.1	Consent of Brightman Almagor & Co****
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
* Incorporated into this Report by reference to the Registrant’s Registration Statement on Form 10 dated November 15, 1999.
** Incorporated into this Report by reference to Exhibit 99 to the Registrant’s Annual Report on Form-10KSB filed April 14, 2005.
*** Management or Director contract or arrangement.
**** Previously filed on April 14, 2008.
(1) Translation from to English to be subsequently filed