Form 10-Q/A
period 2008-03-31
SecureLogic Corp
filed 2008-10-20
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
(Amendment No. 1)
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
SECURELOGIC CORP.
(Exact name of registrant as specified in its charter)
———————

Nevada	000-28099	77-0571784
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

420 Lexington Avenue, Suite 2320, New York, NY 10170
(Address of Principal Executive Office) (Zip Code)

(212) 661-6800
(Registrant’s telephone number, including area code)
43 Hamelacha Street
Netanya 42505, Israel

(Former name, former address and former fiscal year, if changed since last report)
———————

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2008 there were 55,947,331 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Explanatory Note

SecureLogic Corp. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2008 (the “Quarterly Report”) to replace the Item 4 disclosure with Item 4(T). In addition, in connection with the filing of this Form 10-Q/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including revised Certifications and certain currently dated Certifications. The remainder of the Quarterly Report filed with the Securities and Exchange Commission on March 20, 2008 remains unchanged.

PART II

Item 4(T): Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to the Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureLogic Corp.

By:	/s/ Paul Goodman
Paul Goodman
Chief Executive Officer

Date: October 20, 2008