Form 10-Q/A
period 2008-06-30
SecureLogic Corp
filed 2008-10-21
CIK 1098875

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

———————
BAY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)
———————

Delaware	001-15819	13-3883101
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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
As of August 18, 2008 there were 20,283,572 shares of common stock outstanding

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

		☐	Yes	☑	No

Explanatory Note

Bay Acquisition Corp, formerly, SecureLogic Corp. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2008 (the “Quarterly Report”) to replace the Item 4 disclosure with Item 4(T). In addition, in connection with the filing of this Form 10-Q/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including revised Certifications and certain currently dated Certifications. The remainder of the Quarterly Report filed with the Securities and Exchange Commission on August 19, 2008 remains unchanged.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act, and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 30, 2008.

Changes in internal control over financial reporting. As disclosed in our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed on October 20, 2008, the Company inadvertently omitted management’s assessment of the Company’s internal control over financial reporting in the original Form 10-KSB. Management during the quarter ended June 30, 2008, implemented controls to assure that management’s assessment of the Company’s internal control over financial reporting is properly included in future filings. As a result, management has strengthened its review procedures over the financial reporting process, therefore, improving the quality of financial reporting on a ongoing basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to the Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureLogic Corp.

By:  /s/  Paul Goodman

Paul Goodman
Chief Executive Officer

Date: October 20, 2008