Form 10KSB/A
period 2007-12-31
SecureLogic Corp
filed 2008-11-20
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

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

None

Explanatory Note

SecureLogic Corp. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 3 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Annual Report”) to replace the Item 8A disclosure with Item 8A(T) and include Management’s Report on Internal Control Over Financial Reporting. In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including revised Certifications and certain currently dated Certifications. The remainder of the Annual Report filed with the Securities and Exchange Commission on April 14, 2008 remains unchanged.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 3 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureLogic Corp.

By: /s/  Paul Goodman
       Paul Goodman
       Chief Executive Officer

       Date: November 15, 2008

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