Form 10-Q
period 2008-09-30
SecureLogic Corp
filed 2008-12-18
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2008

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of December 15, 2008 there were 20,283,573 shares of common stock outstanding.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	Yes	✓	No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BAY ACQUISITION CORP
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$238	$154
Short term deposits	-	260
Trade receivables	-	203
Work in progress	-	89
Other current assets	-	22

Total current assets	238	728

Property and equipment, net	-	140
Long-term deposit	-	7
Severance pay funds	-	241

Total assets	$238	$1,116

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$16	$341
Other accounts payable	-	490
Deferred revenues	-	146
Deferred tax liability	-	729

Total current liabilities	16	1,706

Long-term loans	-	14
Accrued severance pay	-	893

Total liabilities	16	2,613

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
20,283,573 and 55,947,331 issued and outstanding	20	56
Additional paid-in capital	14,250	7,366
Treasury stock (35,663,758 shares)	(4,957)	-
Accumulated deficit	(9,091)	(8,824)
Accumulated other comprehensive income	-	(95)

Total shareholders' equity	222	(1,497)

Total liabilities and shareholders' equity	$238	$1,116

See notes to condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	16	-	16	-

Loss from continuing operations before taxes	(16)	-	(16)	-

Provision for income taxes	-	-	-	-

Loss from continuing operations	(16)	-	(16)	-

Net income (loss) from discontinued operations	(165)	33	(251)	(989)

Provision for income taxes	-	4	-	14

Net income (loss) from discontinued operations	(165)	29	(251)	(1,003)

Net income (loss) applicable to common shares	$(181)	$29	$(267)	$(1,003)

Net income (loss) per share:
Basic – Continuing Operations	$0.00	$0.00	$0.00	$0.00
Basic – Discontinued Operations	$0.00	$0.00	$0.00	$(0.02)

Weighted average shares outstanding
Basic and diluted	26,098,315	55,947,331	45,888,321	55,947,331

See notes to condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Continuing Operations:
Net loss	$(16)	$-
Adjustments to reconcile net loss to net
cash provided by operating activities:
Increase in accounts payable	16	-
Net cash provided by operating activities	-	-
Discontinued Operations
Loss from discontinued operations	(251)	(1,003)
Adjustments to reconcile net cash provided by (used in) discontinued operations	359	527
Net cash provided by (used in) operating activities – discontinued operations	108	(476)
Cash flows from investing activities:
Discontinued Operations
Adjustments to reconcile net cash used in discontinued operations	(119)	11
Net cash used in investing activities	(119)	11

Effect of exchange rates changes on cash	95	16

Net increase (decrease) in cash	84	(449)
Cash at beginning of period	154	926

Cash at end of period	$238	$477

Supplemental Cash Flow Information
During the period, cash was paid for the following;
Interest	$-	$-
Income taxes	$-	$-

See notes to condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by BAY ACQUISITION CORP. (formerly, SecureLogic Corp.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that is included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008 (the “2007 10-KSB”).

On July 15, 2008, pursuant to the terms of the Settlement Agreement dated December 28, 2007 and approved by the United States District Court for the Southern District of New York on May 1, 2008, the Company effected a reversal of the May, 2005 acquisition of its SpaceLogic, Ltd. and SecureLogic, Ltd. operating subsidiaries through the transfer of those subsidiaries to a new company formed by certain of its former officers and directors, namely, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein in exchange for the return and cancellation of a total of 35,663,758 shares of the Company’s common stock and certain non-exclusive licenses to the Company’s iScreen software products.  These financial statements reflect the operations of our former subsidiaries only through July 15, 2008.  Since July 15, 2008, the Company has not had any significant operations.  Thus, the results of operations presented are not indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

NOTE 2 – REVERSAL OF MAY, 2005 ACQUISTIONS

On July 15, 2008, pursuant to the terms of the Settlement Agreement dated December 28, 2007 and approved by the United States District Court for the Southern District of New York on May 1, 2008, the Company effected a reversal of the May, 2005 acquisition of its SpaceLogic, Ltd. and SecureLogic, Ltd. operating subsidiaries by the transfer of those subsidiaries to a new company formed by certain of its former officers and directors, namely, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein in exchange for the return and cancellation of a total of 35,663,758 shares of the Company’s common stock and certain non-exclusive licenses to the Company’s iScreen software products.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three month ended September 30, 2008, resulted in a net loss of $181,000, and the Company's balance sheet reflects a net stockholders’ equity of $222,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders and increasing the marketing of its current and new products.

These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 4 – DISPOSAL OF BUSINESS

On July 15, 2008, as described in NOTE 2, the Company ceased operations of its subsidiaries.  The Company’s consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented.  The gain on the sale was $6,884,000.  However, the parties involved in the transaction are deemed to be related parties. As such, the gain has been reclassified to Additional Paid-in-Capital on the consolidated balance sheet.

NOTE 5 - RECLASSIFICATIONS

The loss from discontinued operations for the nine and three months ended September 30, 2007 was reclassified to reflect the reversal of the acquisition agreement of the Company's only operating business activity in the condensed consolidated statements of operations in accordance with the provisions of FAS 144. The reclassification had no effect on net loss for the nine and three months ended September 30, 2007.

NOTE 6 – DISCONTINUED OPERATIONS

Revenues, operating costs and expenses, and other income and expenses attributable to the disposed subsidiaries have been aggregated to a single line, Loss from Discontinued Operations, in the condensed consolidated statements of operations for all periods presented.  The Company has no income taxes due to the operating losses incurred for tax purposes.

The revenues and the net income (losses) of discontinued operations (U.S. Dollars in thousands) are as follows:

	Three Months Ended Sept. 30

	2008	2007

Revenues	$694	$327
Income (Loss) from discontinued operations	$(165)	$29

	Nine Months Ended Sept. 30

	2008	2007

Revenues	$1,793	$425
Income (Loss) from discontinued operations	$(251)	$(1,003)

At July 15, 2008, the assets and liabilities sold were as follows:

Marketable securities	$120
Accounts receivable	106
Other current assets	2
Fixed assets	137
Other assets	304
Accounts payable	(1,463)
Long-term debt	(14)
Other liabilities	(1,083)

Value of net assets sold	(1,891)

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

OVERVIEW

Prior to the reversal of the acquisition of our SpaceLogic, Ltd. and SecureLogic, Ltd subsidiaries (the “Subsidiaries”) on or about July 15, 2008 through the transfer of those Subsidiaries to the former owners of the Subsidiaries (the “Acquisition Reversal”), the Company was engaged in the business of developing and marketing systems that manage the movement of people and baggage through airports.  Subsequent to the Acquisition Reversal, the Company is engaged in reconstituting its business plan to re-enter the homeland security marketplace through a combination of organic development, the acquisition of products and/or the acquisition of companies.

In reading Management’s Discussion and Analysis of Financial Condition and Results of Operations, the reader should keep in mind that the Company’s financial statements reflect the treatment of the transfer of the Subsidiaries in the Acquisition Reversal as a discontinued operation and therefore, does not reflect the business of the Company after July 15, 2008 through the date of this Report.

Results of Operations

Total revenues for the three month period and nine month period ended September 30, 2008 were both $0, which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.  In addition, our cost of revenues for the three month period and nine month period ended September 30, 2008 were both $0, which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Gross profit for the three month period and nine month period ended September 30, 2008 were both $0, which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Expenses
Our total expenses for the three month period and nine month period ended September 30, 2008 were both $16,000 which reflects legal and professional fees incurred.

Operating Profit (Loss)
Our operating loss for the three month period and nine month period ended September 30, 2008 was both $16,000 which represents the expenses described above.

Gain on Sale of Assets
In the three month period ended September 30, 2008, the Company realized a non-cash gain on the sale of assets in the amount of $6,884,000 which was determined by the value of the Company’s stock returned in the Acquisition Reversal less the carrying value of the assets and liabilities transferred in the Acquisition Reversal.  However, the parties involved in the transaction are deemed to be related parties. As such, the gain has been reclassified to Additional Paid-in-Capital on the Company’s consolidated balance sheet.

Liquidity and Capital Resources

As of September 30, 2008, total current assets were $238,000 and total current liabilities were $16,000.  As of September 30, 2008, the Company had a cash balance of $238,000.

We believe that our existing cash together with potential revenue from the licenses received in the Acquisition Reversal will be sufficient to support our operations through the fourth quarter of 2009; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the fourth quarter of 2008. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with the accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions.

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

o Revenue recognition

o Foreign currency conversion

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

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required for Smaller Reporting Companies

Item 4T.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number                  Description

31.1	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 18, 2008
BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer