Form 10-K
period 2008-12-31
SecureLogic Corp
filed 2009-05-18
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

BAY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	001- 28099	77-0571784
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

420 Lexington Avenue, Suite 2320, New York, NY 10170
(Address of Principal Executive Office) (Zip Code)

(212) 661-6800
Registrant’s telephone number, including area code)

SECURELOGIC CORP.
43 Hamelacha Street
Netanya 42505, Israel
 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.			☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ ☐	Accelerated filer		☐
Non-accelerated filer ☐ ☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☒	Yes	☐	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $608,507

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 20,283,573 shares as of April 10, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

2008 ANNUAL REPORT OF FORM 10-K

PART I

Item 1.	Business.

Introduction

We are a Nevada corporation organized in 1997.  From 1999 through 2004, we were in the business of developing and publishing packaged software for Macintosh and Windows computers.  In 2005, we acquired SpaceLogic, Ltd., an Israeli corporation, which developed and sold system related to airport baggage inspection.  We operated this business until July, 2008 when we sold SpaceLogic, Ltd back to its original stockholders.  Although we own several non-exclusive licenses to SpaceLogic’s products, we have yet to re-enter into the airport security business.  Since July, 2008, we have not conducted any material business operations and have been searching to acquire an operating business. Our only expenses have related to seeking an acquisition, our auditing and legal fees, and other public company expenses.

Our Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity, including possibly re-entering the market for airport security products through either an acquisition or through organic growth.  In the event that we acquire another business, the acquisition may be made by merger, exchange of stock, or otherwise.  We have no target under consideration, we have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

We have had only limited operating activity since completing the sale of our subsidiary in July, 2008.  Our management intends to create operating revenue through either re-entering the airport security market or acquiring an operating business.  Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and factors.  Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our sole officer/director, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals.  Management expects that prior personal and business relationships may lead to contacts for business opportunities; however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving the Company.

A decision to participate in a specific business opportunity may be made upon our management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of the business opportunity’s new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.  We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

•	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as the stock market.

•
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The extent to which the business opportunity can be advanced;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

•	The cost of our participation as compared to the perceived tangible and intangible values and potential; and

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity.  Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex.  Potential investors must recognize that, because of our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity.  The legal structure or method deemed by management to be suitable will be selected based upon management’s review and our relative negotiating strength.  We may agree to merge, consolidate or reorganize with another corporation or form of business organization.

Regardless of the legal structure, we likely will acquire another corporation or entity through the issuance of Common Stock or other securities.  Although the terms of any such transaction cannot be predicted, it is possible that the acquisition will occur simultaneously with a sale of shares representing a controlling interest by our current principal stockholder.  In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction.  As part of such a transaction, our existing director will probably resign and new directors may be appointed without any vote by our stockholders.

This method may also include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization.

Competition

In our effort to locate an attractive opportunity, we expect to encounter competition from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals.  Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other public “blank check” companies, many of which may have more funds available for the investigation and selection of a business opportunity. In addition, we expect competition will be especially tough due to the recent downturns in the economy which includes poor performance by stocks in both the national markets and in the over-the-counter markets making it less attractive for private companies to “go public.”

Item 1A.	Risk Factors.

Not applicable for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not currently own or lease any property.   Pending the resumption of operations or an acquisition, our sole officer and director provides us with office space and administrative services.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock which trades on the Over-the-Counter Bulletin Board under the symbol “SLGI.”

Common Stock	High	Low
2008
First Quarter	$0.145	$0.07
Second Quarter	$0.25	$0.55
Third Quarter	$0.13	$0.05
Fourth Quarter	$0.10	$0.01

2007
First Quarter	$0.18	$0.09
Second Quarter	$0.11	$0.066
Third Quarter	$0.12	$0.085
Fourth Quarter	$0.11	$0.041

Holders

As of March 30, 2009, there were approximately 60 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

Dividend Policy

We have never paid cash dividends on our Common Stock.  Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

Sales of Unregistered Securities for the year ended December 31, 2008.

None

Purchases of Equity Securities.

During the year ended December 31, 2008, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our audited 2007 and 2008 financial statements which are included herein.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussions represent only the best present assessment of our management.

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

Results of Operations

Total revenues for the year ended December 31, 2008 was $0, which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.   Gross profit for the year ended December 31, 2008, 2008 was both $0, which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Expenses

Our total expenses for the year ended December 31, 2008 was $39,000 which reflects legal and professional fees incurred in connection with maintaining the Company’s reporting obligations thereafter.

Operating Profit (Loss)

Our operating loss for the year ended December 31, 2008 was $39,000  which represents the expenses described above.

 Gain on Sale of Assets

In the year ended December 31, 2008, the Company realized a non-cash gain on the sale of assets in the amount of $6,884,000 which was determined by the value of the Company’s stock returned in the Acquisition Reversal less the carrying value of the assets and liabilities transferred in the Acquisition Reversal.  However, the parties involved in the transaction are deemed to be related parties. As such, the gain has been reclassified to Additional Paid-in-Capital on the Company’s consolidated balance sheet.

Liquidity and Capital Resources

As of December 31, 2008, total current assets were $215,000 and total current liabilities were $16,000.  As of December 31, 2008, the Company had a cash balance of $215,000.

We believe that our existing cash together with potential revenue from the licenses received in the Acquisition Reversal will be sufficient to support our operations through the fourth quarter of 2009; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the fourth quarter of 2009. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

Our discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

See the Item 15 on page 14.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accounting firms during our last two fiscal years. In September 2009, Bagell, Josephs, Levine & Company, LLC was retained as our independent registered public accounting firm.

Item 9A(T)	Controls and Procedures.

Disclosure Controls.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to Bay Acquisition Corp. required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Our internal control over financial reporting was not effective for the following reasons:

a.
The deficiency was identified as the Company’s limited segregation of duties amongst the Company’s employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b.
The deficiency was identified with respect to the Company’s Board of Directors.  This deficiency is the result of the Company’s limited number of external board members.  This deficiency may give the impression to the investors that the board is not independent from management.  Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have only one officer and director.

Name	Age	Position(s)
Paul Goodman	47	President, Secretary, Treasurer and Director

Mr. Goodman has been our sole officer and director since July 2008.  Mr. Goodman is a partner in the New York City law firm of Cyruli Shanks & Zizmor LLP and concentrates on the representation of Internet and new media clients handling a wide range of corporate and financing transactions including venture capital, angel round investing and mergers and acquisitions. He was formerly a faculty member of the Queens College Computer Science Department and is the author of five books on computer programming. Mr. Goodman became a director of Maxus Technology Corporation in December 2006.  He has also been on the board of directors of the Company  since 1999 and serves on the Audit Committee.  Mr. Goodman received his law degree from the City University of New York and also holds a Bachelors and Masters Degree in Computer Science.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Not applicable.

Limitation of Our Director’s Liability

Our Articles of Incorporation eliminate the liability of our directors for monetary damages to the fullest extent possible.  However, our sole director (and future directors) remains liable for:

•	any breach of the director's duty of loyalty to us or our stockholders,

•	acts or omission not in good faith or that involve intentional misconduct or a knowing violation of law,

•	payments of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, or

•	any transaction from which the director derives an improper personal benefit.

These provisions do not affect any liability any director may have under federal and state securities laws.

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

Item 11.	Executive Compensation.

We currently have no employees, and Mr. Paul Goodman our President, is our only executive officer.  Mr. Goodman receives no compensation.

Outstanding Awards at Fiscal Year End

The Company had no unexercised options, restricted stock that has not vested, or equity incentive plans as of December 31, 2008

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of March 31, 2009 concerning the beneficial ownership of our Common Stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.  All address are c/o the Company,

Name and Address of Beneficial Owners	Number of Shares of Common Stock(1)		Percentage of Class
Officers and Directors

Paul Goodman	80,000		*

All officers and directors as a group (one person)	80,000		*

Baytree Capital, LLC	6,200,000	(2)	30.5%

* -	Less than 1.0%

(1)
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our Common Stock.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or otherwise.

(2)	Includes shares of Common Stock held by Michael Gardner. Mr. Gardner is the managing member of Baytree Capital Associates LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q for the fiscal year ended December 31, 2008 were $7,500 as compared to $35,000 for the fiscal year ended December 31, 2007.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2008 or 2007.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended December 31, 2008 or 2007.

All Other Fees

Our independent registered public accounting firms did not perform any other services for us during the fiscal years ended December 31, 2008 or 2007.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	All Financial Statements

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the year ended December 31, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity for Years Ended December 31, 2008 and 2007

Consolidated Statement of Cash Flows for Years Ended December 31, 2008 and 2007

(2)	Financial Statements Schedule

(3)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant.*

3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3	By-Laws of Registrant.*

4.1	Form of Common Stock Certificate *

10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Commission File Number 333-46712) filed with the SEC on September 27, 2000).***

10.2	2005 Equity Compensation Plan (incorporated by reference to the Company's definitive proxy statement filed with the SEC on April 5, 2005).***

10.3	Form of Option Agreement.***

14	Code of Ethics.**

21.1	Subsidiaries of Registrant

23.2	Consent of Brightman Almagor & Co

31	CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.

**	Incorporated into this Report by reference to Exhibit 99 to the Registrant's Annual Report on Form-10KSB filed April 14, 2005.

***	Incorporated into this Report by reference to the Registrant's Annual Report on Form-10KSB filed April 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY ACQUISITION CORP.

Date: May 18, 2009	By:	/s/ Paul Goodman
Paul Goodman
President (Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Goodman	Director	May 18, 2009
Paul Goodman

BAY ACQUISITION CORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	20

Consolidated Statements of Operations for the years ended
December 31, 2008 and 2007	21

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2008 and 2007	22

Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007	23

Notes to Consolidated Financial Statements	24

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC

Certified Public Accountants
406 Lippincott Drive, Suite J

Marlton, NJ 08053

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Bay Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Bay Acquisition Corp. (a Delaware corporation) (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, retained earnings and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Space Logic, Ltd and Secure Logic, Ltd., wholly owned subsidiaries, which statements reflect total assets of $1,186 (U.S. dollars in thousands, except share data) as of June 30, 2008, and total revenues of $1,793 (U.S. dollars in thousands, except share data) for the six month period then ended and are presented as discontinued operations because of the shareholder settlement requiring the acquisition be reversed. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Space Logic, Ltd. and Secure Logic, Ltd., is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Acquisition Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred recurring losses and experiences deficiency of cash flow from operations. These conditions raise substantial doubt about its ability to continue as a going concern.  Management plans regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Marlton, New Jersey
April 15, 2009

To the Shareholders of

SECURELOGIC CORP.

We have audited the accompanying consolidated balance sheet of Securelogic Corp. ("the Company") and its subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficiency and comprehensive   loss and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficiency that raises doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
April 9, 2008

BAY ACQUISITION CORP
(FORMERLY: SECURELOGIC CORP.)
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except share data)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$215	$154
Short term deposits	-	260
Trade receivables	-	203
Work in progress	-	89
Other current assets	-	22

Total current assets	215	728

Property and equipment, net	-	140
Long-term deposit	-	7
Severance pay funds	-	241

Total assets	$215	$1,116

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$16	$341
Other accounts payable	-	490
Deferred revenues	-	146
Deferred tax liability	-	729

Total current liabilities	16	1,706

Long-term loans	-	14
Accrued severance pay	-	893

Total liabilities	16	2,613

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
20,283,573 and 55,947,331 issued and outstanding	20	56
Additional paid-in capital	14,250	7,366
Treasury stock (35,663,758 shares)	(4,957)	-
Accumulated deficit	(9,114)	(8,824)
Accumulated other comprehensive income	-	(95)

Total shareholders' equity	199	(1,497)

Total liabilities and shareholders' equity	$215	$1,116

	-	-

See notes to consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share and per share data)

	Years Ended
	December 31,	December 31,
	2008	2007
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	39	-

Loss from continuing operations before taxes	(39)	-

Provision for income taxes	-	-

Net loss from continuing operations	(39)	-

Loss from discontinued operations	(251)	(1,245)

Provision for income taxes	-	26

Net loss from discountinued operations	(251)	(1,271)

Net loss applicable to common shares	$(290)	$(1,271)

Net loss per share:
Basic - Continuing Operations	$(0.01)	$(0.02)
Diluted - Discontinued Operations	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic and Diluted	39,434,523	55,947,330

See notes to consolidated financial statements.

 BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(U.S. Dollars in thousands, except share data)

			Additional			Other
	Common	Par	Paid-in	Treasury	Accumulated	Comprehensive	Comprehensive
	Stock	Value	Capital	Stock	Deficit	Income (loss)	Income (loss)	Total
Balance December 31, 2006	55,947,331	$56	$7,203	$-	$(7,553)	$(20)		$(314)

Stock based compensation			163	-				163

Net loss					(1,271)		(1,271)	(1,271)

Foreign currency translation adjustments						(75)	(75)	(75)

Comprehensive loss							$(1,346)

Balance December 31, 2007	55,947,331	56	7,366	-	(8,824)	(95)		(1,497)

Reversal of May 2005 acquisition	(35,663,758)	(36)	6,884	(4,957)				1,891

Net Loss					(290)		(290)	(290)

Translation adjustment						95	95	95

Comprehensive loss							$(195)

Balance December 31, 2008	20,283,573	$20	$14,250	$(4,957)	$(9,114)	$-		$199

See notes to consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)

	Year Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(39)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accounts payable	16	-
Net cash provided by operating activities	(23)	-

Discontinued Operations
Loss from discontinued operations	(251)	(1,271)
Adjustments to reconcile net cash provided by discontinued operations	359	445

Net cash provided by (used in) operating activities - discontinued operations	108	(826)

Cash flows from investing activities:
Discontinued Operations
Adjustments to reconcile net cash used in discontinued operations	(119)	(1)
Net cash used in investing activities	(119)	(1)

Cash flows from financing activities:
Discontinued Operations
Adjustments to reconcile net cash provided by discontinued operations	-	22
Net cash provided by financing activities	-	22

Effect of exchange rates changes on cash	95	33

Net increase (decrease) in cash	61	(772)
Cash at beginning of period	154	926

Cash at end of period	$215	$154

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	-	-
Income taxes	-	-

See notes to consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Bay Acquisition Corp. (formerly: SecureLogic Corp) (“the Company”) is incorporated in Nevada.  In 2005, the Company acquired SpaceLogic, an Israeli-based company, in exchange for a total of 33,253,611 newly issued shares of the Company’s common stock, which represented 59.8% of the Company’s common shares. The acquisition was accounted for as a reverse acquisition.  SpaceLogic is in the business of developing Airport Baggage Handling Systems, as well as Automated Materials Handling Systems.

In July, 2008, as further described in NOTE 4 below, as a result of the settlement of certain litigation, and upon the approval by the court and the Company’s shareholders, the SpaceLogic acquisition that closed in May 2005 was reversed and the Company’s business operations associated with the airport security screening and handling markets that were acquired in 2005 was returned to the previous owners as was the shares of the Company’s common stock issued in that acquisition.

The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements presented those of Bay Acquisition Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The functional currency of the Israeli Subsidiaries is the New Israeli Shekel ("NIS"). Their financial statements are translated into dollars in accordance with the principles set forth in SFAS No. 52. The translation of assets and liabilities is at year-end exchange rates; results of operations have been translated at average exchange rates. The translation adjustments are included in accumulated other comprehensive income in shareholders' deficiency ..

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

STOCK-BASED COMPENSATION

Stock-Based Compensation Plans—Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods (generally the vesting period of the equity award) in the Consolidated Statement of Operations. The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123R (revised 2004) included in discontinued operations in the Statement of Operations as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007
Operating expenses	95	163
Total	$95	$163

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

4.
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”) . SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in its fiscal year beginning November 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. Currently, the Company does not believe that the adoption of SFAS No. 141R and SFAS No. 160 will have a significant impact on its consolidated financial statement.

RECLASSIFICATION OF ACCOUNT IN THE PRIOR FINANCIAL STATEMENTS

The Company has reclassified certain accounts in the financial statements for the year ended December 31, 2007 to reflect the discontinued operations associated with the shareholder settlement requiring the acquisition reversal of its subsidiaries, Space Logic, Ltd. and Secure Logic, Ltd. The statements reflect the reclassification of these operations in accordance with the provisions of SFAS No. 144 “Accounting for Impairment or Disposal of Long Lived Assets”.  There has been no effect on net loss for the year ended December 31, 2007.

INCOME TAXES

The Company reports income for tax purposes on the cash basis. Deferred taxes result from temporary differences and the net operating loss carryforward. An allowance for the full amount of the gross deferred tax asset has been established due to the uncertainty of utilizing the deferred tax asset in the future.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2008, resulted in a net loss of $39,000.  The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders.

NOTE 4 – SETTLEMENT OF SHAREHOLDER SUITS

On November 14, 2006, Michael Gardner, a stockholder holding approximately 7.9% of the Company’s Common Stock, filed a complaint in the Supreme Court of New York for the County of New York against defendants, which include certain officers and directors of the Company, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein and SecureLogic, as a nominal defendant.  The complaint purported to be a shareholder derivative action, alleging that the Defendants breached their fiduciary duties as directors and officers, committed waste, and were unjustly enriched (the “Baytree Action”).

On November 15, 2006, Treeline Investment Partners and David Jaroslawicz filed a complaint in the Supreme Court of New York for New York County against Gary Koren and Killy Koren regarding two transactions for the purchase of shares of the Company’s Common Stock performed in 2005. While the Company is not a party to this litigation, the Company may be obligated to indemnify Mr. Koren for some or all of his litigation expenses (the “Treeline Action”).

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

As December 31, 2008, all shares which were surrendered to the Company are being held as treasury shares.

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

On July 22, 2008, the Company amended its Articles of Incorporation to change the Company’s name to “Bay Acquisition Corp.”

NOTE 5 - CASH AND CASH EQUIVALENTS

December 31,
2007
Cash	$74
Deposits in USD	80

$154

NOTE 6 - SHORT-TERM BANK DEPOSITS

	Annual Interest rate as of
	December 31,	December 31,
	2007	2007
	%
Deposits in NIS (1)	3.3	$159
Deposits in USD (2)	3.9-4.0	101
		$260

(1)
The deposits include a balance in the amount of $87 that serves as collateral for a bank guarantee issued to secure a bid submittal, a balance of $11 serves as collateral for bank guarantees issued to secure rental fees (see Note 11a) and a balance of $42 serves as collateral for bank guarantees issued to secure advances received from customers.

(2)	The deposits include a balance of $27 serves as collateral for bank guarantees issued to secure advances received from customers and a balance of $74 serves as collateral against credit line.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

A.	COMPOSITION

December 31,
2007
Cost
Motor vehicles	$153
Office furniture and equipment	381
534
Accumulated depreciation	394
Equipment, net	$140

B.	Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $24 and $44 respectively. In addition, the Company recognized in 2007 an impairment loss of $44.

NOTE 8 - OTHER ACCOUNTS PAYABLE

	December 31,	December 31,
	2008	2007
Payroll and related expenses	$-	$77
Provision for employees vacation leave	-	165
Government authorities	-	85
Provision for warranty	-	24
Accrued Expenses	16	139

	$16	$490

NOTE 9 - LONG-TERM LOANS

a.	COMPOSITION:

	Annual interest rate
	as of
	December 31,	Years of	December 31,
	2007	maturity	2007
From bank	5.85%	2007-2010	$22
From Leasing Company	-	2007-2008	3
			25
Less - current maturities			(11)
			$14

The maturities of these loans after December 31, 2007 are as follows:

2008- current maturities	11
2009	8
2010	6
$25

b.	With respect to collateral, see Note 11b.

NOTE 10 - TAXES ON INCOME

a.	APPLICABLE TAX LAWS – this pertains to discontinued operations:

The provisions of the Income Tax (Inflationary Adjustments) Law, 1985 apply to the Israeli subsidiaries of the Company. According to the law, the results for tax purposes are measured based on the changes in the Israeli CPI.

b.	TAX LOSSES CARRYFORWARD this pertains to discontinued operations:

As of December 31, 2007, the Company’s Israeli subsidiaries have tax losses of approximately $3,057 that may be carried forward for an indefinite period.

c.	FINAL TAX ASSESSMENTS – this pertains to discontinued operations:

The Company's and its U.S. subsidiary tax filings are open to examination by the Internal Revenue Service and California Franchise Tax Board for 3 and 4 years, respectively SpaceLogic has tax assessments, which are considered final through 2000. Other subsidiaries have no final tax assessments since inception.

d.	DEFERRED TAXES – this pertains to discontinued operations:

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
$-

The Company adopted the provisions of FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 on January 1,2007. There was no impact as result of this adoption.

e.	INCOME TAX EXPENSES

Income tax expense consists of:

	For the years ended December, 31
	2008	2006

Current non-U.S.	$-	$26

For the year ended December 31, 2007, the expense in included in discontinued operations.  Also included in discontinued operations for the six months ended June 30, 2008 was a credit of $216.
In 2005 the Israeli Knesset approved a law for the amendment of the Income Tax Ordinance, according to which the regular corporate tax rate is to be reduced gradually and annually from 34% to 29% for the 2007 tax year ending at 25% for the 2010 tax year.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

a.	GUARANTEES:

In  2007 the Company provided bank guarantees at the amount of $77 in order to secure advances received from customers $22 to secure rental fees, and $87 to secure a bid submittal.

b.	CHARGES:

In 2007, as collateral for loans granted by a leasing company and a bank, a fixed charge has been placed on motor vehicles.

For deposits serving as collateral for bank guarantees, see Note 6.

NOTE 12 – RELATED PARTY TRANSACTIONS

The President and CEO of the Company, Mr. Paul Goodman, had performed legal services for the Company and received remuneration in the amount of $14,250 for the year ended December 31, 2008.  For  the year ended December 31, 2007, salary and related expenses to the Company’s CEO totaled $144,000 less participation in general expenses of $6,000 that were included in operating expenses of discontinued operations.

NOTE 13 – DISCONTINUED OPERATIONS

As previously disclosed in Note 4, the Company completed the reversal of the May 2005 acquisition.

The summarized results of operations for the six months ended June 30, 2008 and the year ended December 31, 2007 are as follows:

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2008	2007
Revenues	$1,793	$2,745
Cost of Revenues	1,057	2,014
Gross Profit	736	731
Operating Expenses	819	1,961
Operating Loss	(83)	(1,230)
Other Income (Expense), net	(3)	(15)
Provision for Taxes	216	(26)
Net Income (Loss)	$130	$(1,271)

NOTE 14 – SUBSEQUENT EVENT

On February 11, 2009, the Company made a short term bridge loan to a stockholder of the Company in the amount of $171. The loan bears interest at a rate of 8% per annum and is due and payable on May 31, 2009.