Form 10-Q
period 2009-03-31
SecureLogic Corp
filed 2009-05-20
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
March 31, 2009

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

As of May 18, 2008 there were 20,283,573 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☑ Yes ☐ No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BAY ACQUISITION CORP
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$44	$215
Note receivable	171	-
Other current assets	2	-

Total current assets	217	215

Total assets	$217	$215

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$21	$16

Total current liabilities	21	16

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
20,283,573 issued and outstanding	20	20
Additional paid-in capital	14,250	14,250
Treasury stock (35,663,758 shares)	(4,957)	(4,957)
Accumulated deficit	(9,117)	(9,114)

Total shareholders' equity	196	199

Total liabilities and shareholders' equity	$217	$215

See notes to condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATOINS
(U.S. Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	5	-

Loss from continuing operations	(5)	-

Interest income	2	-

Loss from continuing operations before taxes	(3)	-

Provision for income taxes	-	-

Net loss from continuing operations	(3)	-

Income from discontinued operations	-	142

Provision for income taxes	-	(208)

Net income from discontinued operations	-	350

Net income (loss) applicable to common shares	$(3)	$350

Net income (loss) per share:
Basic - Continuing Operations	$(0.00)	$0.01
Diluted - Discontinued Operations	$(0.00)	$0.01

Weighted average shares outstanding
Basic and Diluted	20,283,573	55,947,330

See notes to condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in other current assets	(2)	-
Increase in accounts payable	5	-
Net cash provided by operating activities	-	-

Discontinued Operations
Income from discontinued operations	-	350
Adjustments to reconcile net cash used in discontinued operations	-	(471)

Net cash used in operating activities - discontinued operations	-	(121)

Cash flows from investing activities:
Discontinued Operations
Adjustments to reconcile net cash provided by discontinued operations	-	119
Net cash provided by investing activities	-	119

Cash flows from financing activities:
Loan to stockholder	(171)	-

Discontinued Operations
Adjustments to reconcile net cash provided by discontinued operations	-	-
Net cash provided by financing activities	-	-

Effect of exchange rates changes on cash	-	9

Net increase (decrease) in cash	(171)	7
Cash at beginning of period	215	154

Cash at end of period	$44	$161

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	-	-
Income taxes	-	-

 See notes to condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Bay Acquisition Corp. (formerly, SecureLogic Corp.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 18, 2009 (the “2008 10-K”).

On July 15, 2008, pursuant to the terms of the Settlement Agreement dated December 28, 2007 and approved by the United States District Court for the Southern District of New York on May 1, 2008, the Company effected a reversal of the May, 2005 acquisition of its SpaceLogic, Ltd. and SecureLogic, Ltd. operating subsidiaries through the transfer of those subsidiaries to a new company formed by certain of its former officers and directors, namely, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein in exchange for the return and cancellation of a total of 35,663,758 shares of the Company’s common stock and certain non-exclusive licenses to the Company’s iScreen software products.  These financial statements reflect the operations of our former subsidiaries only through July 15, 2008 and are shown as discontinued operations.  Since July 15, 2008, the Company has not had any significant operations.  Thus, the results of operations presented are not indicative of the results to be expected for future quarters or for the year ending December 31, 2009.

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

NOTE 3 - RECLASSIFICATION OF ACCOUNT IN THE PRIOR FINANCIAL STATEMENTS

The Company has reclassified certain accounts in the financial statements for the three months ended March 31, 2008 to reflect the discontinued operations associated with the shareholder settlement requiring the acquisition reversal of its subsidiaries, Space Logic, Ltd. and Secure Logic, Ltd. The statements reflect the reclassification of these operations in accordance with the provisions of SFAS No. 144 “Accounting for Impairment or Disposal of Long Lived Assets”.  There has been no effect on net loss for the three months ended March 31, 2008.

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three month ended March 31, 2009, resulted in a net loss of $3,000 and the Company's balance sheet reflects a net stockholders’ deficiency of $9,117,000. These factors raise substantial doubt about the Company’s ability to continue operating as a “going concern”. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders.

NOTE 5 – DISPOSAL OF BUSINESS

On July 15, 2008, as described in NOTE 2, the Company ceased operations of its subsidiaries.  The Company’s condensed consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented.  The gain on the sale was $6,884,000.  However, the parties involved in the transaction are deemed to be related parties. As such, the gain has been reclassified to Additional Paid-in-Capital on the consolidated balance sheet.

NOTE 6 – LOAN TO STOCKHOLDER

On February 11, 2009, the Company made a short term bridge loan to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on May 31, 2009. The loan is classified as “Note receivable” on the accompanying condensed consolidated balance sheet of the Company.

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

Results of Operations

Total revenues for the three month periods ended March 31, 2009 and 2008 were $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Gross profit for the three month periods ended March 31, 2009 and 2008 were both $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Expenses

Our total expenses for the three months ended March 31, 2009 were $5,000 which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended. Our total expenses for the three months ended March 31, 2008 were $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Interest Income

During the three months ended March 31, 2009 we recorded $2,000 of interest income in connection with the short term bridge loan we made on February 11, 2009 to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on May 31, 2009.

Profit (Loss)

Our loss for the three month period ended March 31, 2009 was $3,000 which reflects the items shown above.

Liquidity and Capital Resources

As of March 31, 2009, total current assets were $217,000 and total current liabilities were $21,000.  As of March 31, 2009, the Company had a cash balance of $44,000.

We believe that our existing cash, the repayment of the short term bridge loan to our stockholder, together with potential revenue from the licenses received in the Acquisition Reversal will be sufficient to support our operations through the end of 2009; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2009. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level, as of March 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 20, 2009
BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer