Form 10-Q
period 2009-06-30
SecureLogic Corp
filed 2009-08-14
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
June 30, 2009

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
As of August 14, 2009 there were 20,283,573 shares of common stock outstanding, par value $0.001.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

BAY ACQUISITION CORP.
(FORMERLY:SECURELOGIC CORP.)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BAY ACQUISITION CORP
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(U.S. Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$26	$215
Note receivable	171	-
Other current assets	5	-

Total current assets	202	215

Total assets	$202	$215

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$29	$16

Total current liabilities	29	16

Total liabilities	29	16

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
20,283,573 issued and outstanding	20	20
Additional paid-in capital	14,250	14,250
Treasury stock (35,663,758 shares)	(4,957)	(4,957)
Accumulated deficit	(9,140)	(9,114)

Total shareholders' equity	173	199

Total liabilities and shareholders' equity	$202	$215

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATOINS
(U.S. Dollars in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	26	-	31	-

Loss from continuing operations	(26)	-	(31)	-

Interest income	3	-	5	-

Loss from continuing operations before taxes	(23)	-	(26)	-

Provision for income taxes	-	-	-	-

Loss from continuing operations	(23)	-	(26)	-

Loss from discontinued operations	-	(228)	-	(86)

Income tax provision (benefit)	-	(8)	-	(216)

Income (loss) from discountinued operations	-	(220)	-	130

Net income (loss) applicable to common shares	$(23)	$(220)	$(26)	$130

Net loss per share:
Basic - Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted - Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding
Basic and Diluted	20,283,573	55,947,330	20,283,573	55,947,330

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(26)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other current assets	(5)	-
Increase in accounts payable	13	-
Net cash used in operating activities	(18)	-

Discontinued Operations
Income from discontinued operations	-	130
Adjustments to reconcile net cash provided by discontinued operations	-	122

Net cash provided by operating activities - discontinued operations	-	252

Cash flows from investing activities:
Discontinued Operations
Adjustments to reconcile net cash provided by discontinued operations	-	173
Net cash provided by investing activities	-	173

Cash flows from financing activities:
Loan to stockholder	(171)	-
Net cash used in financing activities	(171)	-

Effect of exchange rates changes on cash	-	27

Net increase (decrease) in cash	(189)	452
Cash at beginning of period	215	154

Cash at end of period	$26	$606

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	-	-
Income taxes	-	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS (UNAUDITED)
June 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Bay Acquisition Corp. (formerly, SecureLogic Corp.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 18, 2009 (the “2008 10-K”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents, note receivable and trade payables approximated their fair value.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share are presented in conformity with SFAS No. 128 "Earnings per Share" for all years presented. Basic and diluted net loss per share have been computed using the weighted-average number of ordinary shares outstanding during the year.

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive

RECENT ACCOUNTING STANDARDS

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which is effective for specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008. FSP FAS 157-2 was effective for the Company’s first quarter of 2009. The adoption of FSP FAS 157-2 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 157-4 was effective for the Company’s second quarter of 2009. The adoption of FSP FAS 157-4 did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for interim or annual financial periods ended after June 15, 2009. The adoption of SFAS 165 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (ASC). The ASC will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the ASC will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on the Company’s consolidated financial statements.

INCOME TAXES

The Company reports income for tax purposes on the cash basis. Deferred taxes result from temporary differences and the net operating loss carryforward. An allowance for the full amount of the gross deferred tax asset has been established due to the uncertainty of utilizing the deferred tax asset in the future.

NOTE 3 – REVERSAL OF MAY, 2005 ACQUISTIONS

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

NOTE 4 - RECLASSIFICATION OF ACCOUNT IN THE PRIOR FINANCIAL STATEMENTS

The Company has reclassified certain accounts in the financial statements for the six and three months ended June 30, 2008 to reflect the discontinued operations associated with the shareholder settlement requiring the acquisition reversal of its subsidiaries, Space Logic, Ltd. and Secure Logic, Ltd. The statements reflect the reclassification of these operations in accordance with the provisions of SFAS No. 144 “Accounting for Impairment or Disposal of Long Lived Assets”.  There has been no effect on net loss for the six months ended June 30, 2008.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the six months ended June 30, 2009, resulted in a net loss of $26,000 and the Company's balance sheet reflects a net stockholders’ deficit of $9,140,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders.

These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 6 – DISPOSAL OF BUSINESS

On July 15, 2008, as described in NOTE 1, the Company ceased operations of its subsidiaries.  The Company’s consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented.  The gain on the sale was $6,884,000.  However, the parties involved in the transaction are deemed to be related parties. As such, the gain has been reclassified to Additional Paid-in-Capital on the consolidated balance sheet.

NOTE 7 – LOAN TO STOCKHOLDER

On February 11, 2009, the Company made a short term bridge loan to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on August 31, 2009. The loan is classified as “Note receivable” on the accompanying condensed consolidated balance sheet of the Company.

NOTE 8 – SUBSEQUENT EVENT

On August 3, 2009, the Company entered into an agreement to acquire Zhejiang Ledi Electronic Technology Co., LTD. ("LeDi"), a copper processing enterprise located in China, which produces electrical copper wires in the wire and cable industries. The transaction is structured as an acquisition of LeDi’s Samoan-based holding company.

Consummation of the acquisition is subject to numerous conditions, including satisfactory due diligence review of both companies and a private placement by LeDi’s holding company of at least $5 million prior to the closing. Thus, there can be no assurance that the transaction will be consummated.

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

Results of Operations

Total revenues for the three and six month periods ended June 30, 2009 and 2008 were $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Gross profit for the three and six month periods ended June 30, 2009 and 2008 were both $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Expenses

Our total expenses for the three months ended June 30, 2009 were $26,000 and for the six months ended June 30, 2009 were $31,000 which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended. Our total expenses for the same periods ended June 30, 2008 were $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Interest Income

During the three months ended June 30, 2009, we recorded $3,000 of interest income and during the six months ended June 30, 2009 we recorded $5,000 of interest income in connection with the short term bridge loan we made on February 11, 2009 to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on August 31, 2009.

Profit (Loss)

Our loss for the three months ended June 30, 2009 was $23,000 and for the six month period ended June 30, 2009 was $26,000 which reflects the items shown above.  During the same respective periods in 2008, we had a net loss of $220,000 and net income of $130,000, both related to the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Liquidity and Capital Resources

As of June 30, 2009, total current assets were $202,000 and total current liabilities were $29,000.  As of June 30, 2009, the Company had a cash balance of $26,000.

We believe that our existing cash, the repayment of the short term bridge loan made to our stockholder, together with potential revenue from the licenses received in the Acquisition Reversal will be sufficient to support our operations through the end of 2009; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2009. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 14, 2009
BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer