Form 10-Q
period 2009-09-30
SecureLogic Corp
filed 2009-11-20
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
September 30, 2009

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

As of November 10, 2009 there were 20,283,573 shares of common stock outstanding, par value $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
(UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(U.S. Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$8	$215
Note receivable	171	-
Other current assets	8	-

Total current assets	187	215

Total assets	$187	$215

Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$23	$16

Total current liabilities	23	16

Total liabilities	23	16

Commitments and contingencies

Stockholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
20,283,573 issued and outstanding	20	20
Additional paid-in capital	14,250	14,250
Treasury stock (35,663,758 shares)	(4,957)	(4,957)
Accumulated deficit	(9,149)	(9,114)

Total stockholders' equity	164	199

Total liabilities and stockholders' equity	$187	$215
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	12	16	43	16

Loss from continuing operations	(12)	(16)	(43)	(16)

Interest income	3	-	8	-

Loss from continuing operations before taxes	(9)	(16)	(35)	(16)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(9)	(16)	(35)	(16)

Loss from discontinued operations	-	(165)	-	(251)

Income tax provision (benefit)	-	-	-	-

Loss from discontinued operations	-	(165)	-	(251)

Net loss applicable to common shares	$(9)	$(181)	$(35)	$(267)

Net loss per share:
Basic - Continuing Operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basic - Discontinued Operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and Diluted	20,283,573	26,098,315	20,283,573	45,888,321

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(35)	$(16)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other current assets	(8)	-
Increase in accounts payable	7	16
Net cash used in operating activities	(36)	-

Discontinued Operations
Loss from discontinued operations	-	(251)
Adjustments to reconcile net provided by discontinued operations	-	359

Net cash provided by operating activities - discontinued operations	-	108

Cash flows from investing activities:
Discontinued Operations
Adjustments to reconcile net cash used in discontinued operations	-	(119)
Net cash used in investing activities	-	(119)

Cash flows from financing activities:
Loan to stockholder	(171)
Net cash used in financing activities	(171)	-

Effect of exchange rates changes on cash	-	95

Net increase (decrease) in cash	(207)	84
Cash at beginning of period	215	154

Cash at end of period	$8	$238

Supplemental Cash Flow Information
Cash paid in the period for:
Interest	-	-
Income taxes	-	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS (UNAUDITED)
September 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Bay Acquisition Corp. (formerly, SecureLogic Corp.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 18, 2009 (the “2008 10-K”).

On July 15, 2008, pursuant to the terms of the Settlement Agreement dated December 28, 2007 and approved by the United States District Court for the Southern District of New York on May 1, 2008, the Company effected a reversal of the May, 2005 acquisition of its SpaceLogic, Ltd. and SecureLogic, Ltd. operating subsidiaries through the transfer of those subsidiaries to a new company formed by certain of its former officers and directors, namely, Gary Koren, Shalom Dolev, Cathal L. Flynn, Iftach Yeffet, Tony Gross and Michael Klein in exchange for the return and cancellation of a total of 35,663,758 shares of the Company’s common stock and certain non-exclusive licenses to the Company’s iScreen software products.  These financial statements reflect the operations of our former subsidiaries only through July 15, 2008.  Since July 15, 2008, the Company has not had any significant operations.  Thus, the results of operations presented are not indicative of the results to be expected for future periods.

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary (the “Group”). Intercompany transactions and balances have been eliminated upon consolidation.

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The adoption of Update 2009-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for non-software products or services (deliverables) separately based on the value allocated to each element using vendor specific objective evidence, third party evidence, or estimated selling prices determined by management. This standard is effective for financial statements for interim or annual reporting periods ending after June 15, 2010. The adoption of Update 2009-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements (“Update 2009-14”). Update 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. This standard is effective for financial statements for interim or annual reporting periods ending after June 15, 2010. The adoption of Update 2009-14 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 - RECLASSIFICATION

The Company has reclassified certain accounts in the financial statements for the nine and three months ended September 30, 2008 to reflect the discontinued operations associated with the shareholder settlement requiring the acquisition reversal of its subsidiaries, Space Logic, Ltd. and Secure Logic, Ltd. The statements reflect the reclassification of these operations in accordance with the provisions of SFAS No. 144 “Accounting for Impairment or Disposal of Long Lived Assets”.  There has been no effect on net loss or cash flows for the three or nine months ended September 30, 2008.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended September 30, 2009, resulted in a net loss of $35,000 and the Company's balance sheet reflects an accumulated deficit of $9,149,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders.

These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 6 – DISPOSAL OF BUSINESS

On July 15, 2008, as described in NOTE 1, the Company ceased operations of its subsidiaries.  The Company’s condensed consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented.  The gain on the sale was $6,884,000, which is included in the Additional Paid-in-Capital.  However, the parties involved in the transaction are deemed to be related parties. As such, the gain has been reclassified to Additional Paid-in-Capital on the consolidated balance sheet.

NOTE 7 – LOAN TO STOCKHOLDER

On February 11, 2009, the Company made a short term bridge loan to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on December 31, 2009. The loan is classified as “Note receivable” on the accompanying condensed consolidated balance sheet of the Company.

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

On August 3, 2009, the Company entered into an agreement to acquire Zhejiang Ledi Electronic Technology Co., LTD. ("LeDi"), a copper processing enterprise located in China, which produces electrical copper wires in the wire and cable industries. The transaction is structured as an acquisition of LeDi’s Samoan-based holding company. As consideration for the purchase of LeDi, the Company will issue a total of 228,887 newly issued shares of a new series of the Company’s preferred stock, to be known as “Series A Preferred Stock”.  Each share of Series A Preferred Stock will be entitled to vote together with shareholders of the Company’s common stock on all matters and will have the equivalent voting rights of 1,000 shares of common Stock.  Further, each share of Series A Preferred Stock shall be convertible, at the option of the holder, into 1,000 shares of Company’s Common Stock.

Consummation of the acquisition is subject to numerous conditions, including satisfactory due diligence review of both companies and a private placement by LeDi’s holding company of at least $5 million prior to the closing. The Company continues to seek the financing required for the LeDi acquisition, which is a condition to the closing of the transaction. Thus, there can be no assurance that the transaction will be consummated.

In reading Management’s Discussion and Analysis of Financial Condition and Results of Operations, the reader should keep in mind that the Company’s financial statements reflect the treatment of the transfer of the Subsidiaries in the Acquisition Reversal as a discontinued operation and therefore, does not reflect the business of the Company after July 15, 2008 through the date of this Report.

Results of Operations

Total revenues for the three and nine month periods ended September 30, 2009 and 2008 were $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Gross profit for the three and nine month periods ended September 30, 2009 and 2008 were both $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Expenses

Our total expenses for the three months ended September 30, 2009 were $12,000 and for the nine months ended September 30, 2009 were $43,000 which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended. Our total expenses for the three months and nine months ended September 30, 2008 were $16,000, which reflects professional fees and expenses after the Acquisition Reversal which occurred on July 15, 2008.

Interest Income

During the three months ended September 30, 2009, we recorded $3,000 of interest income and during the nine months ended September 30, 2009 we recorded $8,000 of interest income in connection with the short term bridge loan we made on February 11, 2009 to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on December 31, 2009.

Profit (Loss)

Our loss for the three months ended September 30, 2009 was $9,000 and for the nine month period ended September 30, 2009 was $35,000 which reflects the items shown above.  During the same respective periods in 2008, we had a net loss of $181,000 and $267,000, both primarily related to the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Liquidity and Capital Resources

As of September 30, 2009, total current assets were $187,000 and total current liabilities were $23,000.  As of September 30, 2009, the Company had a cash balance of $8,000.

We believe that our existing cash, the repayment of the short term bridge loan made to our stockholder, together with potential revenue from the licenses received in the Acquisition Reversal will be sufficient to support our operations through the end of 2009; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2009. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. Obtaining financing in the amount of $5,000,000 is a condition to the closing of the LeDi acquisition.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 20, 2009
BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer