Form 10-K
period 2009-12-31
SecureLogic Corp
filed 2010-04-15
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
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

(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $0.001 Par Value		OTC.BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)
———————
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¤ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was requiredto submit and post such files).

		☐	Yes	☒	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☒	Yes	☐	No

As of June 30, 2009 the aggregate value of the voting common stock held by non-affiliates of the registrant was approximately $1,873,814 based on the closing market price of the registrants common stock of $0.08 on that day.

As of April 15, 2010 there were 23,422,663 shares outstanding with a par value of $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

2009 ANNUAL REPORT OF FORM 10-K

PART I

Item 1.	Business.

Introduction

We are a Nevada corporation organized in 1997.  From 1999 through 2004, we were in the business of developing and publishing packaged software for Macintosh and Windows computers.  In 2005, we acquired SpaceLogic, Ltd., an Israeli corporation, which developed and sold systems related to airport baggage inspection.  We operated this business until July, 2008 when we sold SpaceLogic, Ltd back to its original stockholders.  Although we own several non-exclusive licenses to SpaceLogic’s products, we have yet to re-enter into the airport security business.  Since July, 2008, we have not conducted any material business operations and have been searching to acquire an operating business. Our only expenses have related to seeking an acquisition, our auditing and legal fees, and other public company expenses.

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

Common Stock	High	Low
2009
First Quarter	$0.019	$0.006
Second Quarter	0.095	0.01
Third Quarter	0.25	0.06
Fourth Quarter	0.20	0.10

2008
First Quarter	$0.145	$0.06
Second Quarter	$0.25	$0.055
Third Quarter	$0.14	$0.05
Fourth Quarter	$0.10	$0.01

Holders

As of March 31, 2010, there were approximately 60 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

Dividend Policy

We have never paid cash dividends on our Common Stock.  Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

Sales of Unregistered Securities for the year ended December 31, 2009.

None

Purchases of Equity Securities.

During the year ended December 31, 2009, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

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

The following discussion and analysis should be read in conjunction with our audited 2009 and 2008 financial statements which are included herein.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussions represent only the best present assessment of our management.

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

Results of Operations

We had no revenue for both the year ended December 31, 2009 and for the year ended December 31, 2008, which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008 and our subsequent attempts to acquire new products and/or companies which has not yet come to fruition.

Expenses

Our expenses are comprised of legal and professional fees incurred in connection with maintaining the Company’s reporting obligations.  Total expenses for the year ended December 31, 2009 was $60,000 as compared to $39,000 for the year ended December 31, 2008.

Operating Profit (Loss)

Our operating loss for the year ended December 31, 2009 was $49,000 which represents the expenses described above, as compared to an operating loss of $39,000 for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, total current assets were $186,000 and total current liabilities were $36,000.  As of December 31, 2009, the Company had a cash balance of $4,000.  Our financial statements raise doubt to our ability to continue operating as a “going concern”.  However, we believe that our existing cash together with potential revenue from the licenses received in the Acquisition Reversal will be sufficient to support our operations for the next 12 months; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the fourth quarter of 2010. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

See Item 15 on page 14.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accounting firms during our last two fiscal years. In January  2010, Friedman, LLP was retained as our independent registered public accounting firm upon their combination with our former independent registered public accounting firm Bagell, Josephs, Levine & Company, LLC.

Item 9A(T)	Controls and Procedures.

Disclosure Controls.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our chief executive and financial officer of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on his evaluation, our chief executive and financial officer has concluded that our disclosure controls and procedures are not effective for the following reasons:

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

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have only one officer and director.

Name	Age	Position(s)
Paul Goodman	48	President, Secretary, Treasurer and Director

Mr. Goodman has been our sole officer and director since July 2008.  Mr. Goodman is a partner in the New York City law firm of Cyruli Shanks & Zizmor LLP and concentrates on the representation of Internet and new media clients handling a wide range of corporate and financing transactions including venture capital, angel round investing and mergers and acquisitions. He was formerly a faculty member of the Queens College Computer Science Department and is the author of five books on computer programming. Mr. Goodman became a director of Maxus Technology Corporation in December 2006.  He has also been on the board of directors of the Company since 1999.  Mr. Goodman received his law degree from the City University of New York and also holds a Bachelors and Masters Degree in Computer Science.

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

Outstanding Awards at Fiscal Year End

   The Company had no unexercised options, restricted stock that has not vested, or equity incentive plans as of December 31, 2009.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of March 31, 2010 concerning the beneficial ownership of our Common Stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.  All addresses are c/o the Company,

Name and Address of Beneficial Owners	Number of Shares of Common Stock(1)	Percentage of Class
Officers and Directors

Paul Goodman	140,000	*

All officers and directors as a group (one person)	140,000	*

Baytree Capital Associates, LLC	6,200,000 (2)	30.5%

———————
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

(2)	Includes shares of Common Stock held by Michael Gardner. Mr. Gardner is the managing member of Baytree Capital Associates, LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q for the fiscal year ended December 31, 2009 were $31,200 as compared to $7,500 for the fiscal year ended December 31, 2008.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2009 or 2008.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended December 31, 2009 or 2008.

All Other Fees

Our independent registered public accounting firms did not perform any other services for us during the fiscal years ended December 31, 2009 or 2008.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	All Financial Statements

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for Years Ended December 31, 2009 and 2008

(2)	Financial Statements Schedule

(3)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*

3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3	By-Laws of Registrant.*

4.1	Form of Common Stock Certificate *

10.1	1999 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Commission File Number 333-46712) filed with the SEC on September 27, 2000).***

10.2	2005 Equity Compensation Plan (incorporated by reference to the Company's definitive proxy statement filed with the SEC on April 5, 2005).***

10.3	Form of Option Agreement.***

14	Code of Ethics.**

21.1	Subsidiaries of Registrant

23.2	Consent of Friedman, LLP

31	CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.

**	Incorporated into this Report by reference to Exhibit 99 to the Registrant's Annual Report on Form-10KSB filed April 14, 2005.

***	Incorporated into this Report by reference to the Registrant's Annual Report on Form-10KSB filed April 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010

BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Goodman	Director	April 15, 2010
Paul Goodman

BAY ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	18-19

Financial Statements:

Balance Sheets as of December 31, 2009 and 2008	20

Statement of Operations for the years ended December 31, 2009 and 2008	21

Statement of Shareholders’ Equity for the years ended December 31, 2009 and 2008	22

Statements of Cash Flows for the years ended December 31, 2009 and 2008	23

Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bay Acquisition Corp.

We have audited the accompanying balance sheet of Bay Acquisition Corp. (the “Company”), as of December 31, 2009 and the related statement of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bay Acquisition Corp. as of December 31, 2008, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, dated April 15, 2009 and included an explanatory paragraph relating to the existence of substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Acquisition Corp., as of December 31, 2009 and the results of its operations and cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses and deficiency of cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome.

/s/ Friedman LLP

April 15, 2010

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

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Marlton, New Jersey
April 15, 2009

The report is a copy of the previously issued report.
The predecessor auditor has not reissued the report

BAY ACQUISITION CORP
(FORMERLY: SECURELOGIC CORP.)
BALANCE SHEETS
(U.S. Dollars in thousands, except share data)

	December 31,	Consolidated December 31,
	2009	2008

Assets
Current assets:
Cash	$4	$215
Loan to shareholder	171	-
Interest receivable	11	-

Total current assets	186	215

Total assets	$186	$215

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$36	$16

Total current liabilities	36	16

Commitments and contingencies

Shareholders' equity:
Common stock $0.0001 par value; 100,000,000 shares authorized,
23,422,663 issued and outstanding at December 31, 2009 and 2008	23	23
Additional paid-in capital	14,247	14,247
Treasury stock (32,899,667 shares) at cost	(4,957)	(4,957)
Accumulated deficit	(9,163)	(9,114)
Accumulated other comprehensive income	-	-

Total shareholders' equity	150	199

Total liabilities and shareholders' equity	$186	$215

The accompanying notes are an integral part of these financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share and per share data)

	Year Ended
	December 31,	Consolidated December 31,
	2009	2008

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	60	39

Loss from continuing operations	(60)	(39)

Interest income	11	-

Net loss from continuing operations	(49)	(39)

Loss from discontinued operations	-	(251)

Net loss applicable to common shares	$(49)	$(290)

Net loss per share:
Continuing Operations	$(0.00)	$(0.01)
Discontinued Operations	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and Diluted	23,422,663	39,434,523

The accompanying notes are an integral part of these financial statements

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 2008 and 2009
(U.S. Dollars in thousands, except share data)

			Additional			Other
	Common	Par	Paid-in	Treasury	Accumulated	Comprehensive	Comprehensive
	Stock	Value	Capital	Stock	Deficit	Income (loss)	Income (loss)	Total

Consolidated Balance December 31, 2007	55,947,331	$56	$7,366	$-	$(8,824)	$(95)		$(1,497)

Reversal of May 2005 acquisition	(32,524,668)	(33)	6,881	(4,957)				1,891

Net Loss					(290)		(290)	(290)

Translation adjustment						95	95	95

Comprehensive loss							$(195)

Consolidated Balance December 31, 2008	23,422,663	$23	$14,247	$(4,957)	$(9,114)	$-		$199

Net Loss					(49)			(49)

Translation adjustment						-		-

Comprehensive loss

Balance December 31, 2009	23,422,663	$23	$14,247	$(4,957)	$(9,163)	$-		$150

The accompanying notes are an integral part of these financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)

	Years Ended
	December 31,	Consolidated December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(49)	$(39)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in interest receivable	(11)	-
Increase in accounts payable	20	16
Net cash (used in) continuing operations	(40)	(23)

Discontinued Operations
Loss from discontinued operations	-	(251)
Adjustments to reconcile net cash provided by discontinued operations	-	359

Net cash provided by operating activities - discontinued operations	-	108
Net cash provided by (used in) operating activities	(40)	85

Cash flows from investing activities:
Discontinued Operations
Adjustments to reconcile net cash (used in) discontinued operations	-	(119)
Net cash used in investing activities	-	(119)

Cash flows from financing activities:
Loan to stockholder	(171)	-

Net cash provided by financing activities	(171)	-

Effect of exchange rates changes on cash	-	95

Net increase (decrease) in cash	(211)	61
Cash at beginning of year	215	154

Cash at end of year	$4	$215

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-
The accompanying note are an integral part of these financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE FINANCIAL STATEMENTS
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

In July, 2008, as further described in NOTE 4 below, as a result of the settlement of certain litigation, and upon the approval by the court and the Company’s shareholders, the SpaceLogic acquisition that closed in May 2005 was reversed and the Company’s business operations associated with the airport security screening and handling markets that were acquired in 2005 was returned to the previous owners as were the shares of the Company’s common stock issued in that acquisition.

The Company is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements present those of Bay Acquisition Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The financial statements shown for the year ended December 31, 2008 are consolidated.  The financial statements as of December 31, 2009 are not.

FINANCIAL STATEMENTS IN U.S. DOLLARS

The reporting currency of the Company is the U.S. dollar (“dollar").

The dollar is the functional currency of the Company and its subsidiary in the United States. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been measured in United States dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents.

The Group maintains cash and cash equivalents and investments with major financial institutions and are insured by the Federal Deposit Insurance Corporation up to federally insured limits.

STOCK-BASED COMPENSATION

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123R (revised 2004) included in discontinued operations in the Statement of Operations as follows:

	YEAR ENDED DECEMBER 31,
	2009	2008
Operating expenses	-	95
Total	$-	$95

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents, short-term bank deposits, note receivables, trade payables and other accounts payable approximates their fair value.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted-average number of ordinary shares outstanding during the year. Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive

 RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the FASB's ASC became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States ("GAAP"). The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our financial statements have been changed to refer to the appropriate section of ASC.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

INCOME TAXES

The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes.” This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Federal, state and local income tax returns for years prior to 2007 are no longer subject to examination by tax authorities.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the years ended December 31, 2009 and 2008 resulted in a net loss of $49,000 and $39,000, respectively.  The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders.

These financials statements do not include adjustments relating to the recoverability and classifications of recorded asset amounts and reclassification of liabilities that might be necessary should the Company be unable to continue its existence.

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

As December 31, 2008, all shares which were surrendered to the Company and  are being held as treasury shares.

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

On July 22, 2008, the Company amended its Articles of Incorporation to change the Company’s name to “Bay Acquisition Corp.”

NOTE 5 – DISPOSAL OF BUSINESS

On July 15, 2008, as described in NOTE 4, the Company ceased operations of its subsidiaries.  The Company’s consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented.  The gain on the sale was $6,884,000, which is included in the Additional Paid-in-Capital.  However, the parties involved in the transaction are deemed to be related parties. As such, the gain has been reclassified to Additional Paid-in-Capital on the consolidated balance sheet.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and CEO of the Company, Mr. Paul Goodman, had performed legal services for the Company and received remuneration in the amount of $8,500 and $14,250 for the years ended December 31, 2009 and 2008, respectively.

NOTE 7 – LOAN TO SHAREHOLDER

On February 11, 2009, the Company made a short term bridge loan to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on May 15, 2010. The loan is classified as “Note receivable” on the accompanying consolidated balance sheet of the Company.

NOTE 8 – DISCONTINUED OPERATIONS

As previously disclosed in Note 4, the Company completed the reversal of the May 2005 acquisition.

The summarized results of operations for the six months ended June 30, 2008 are as follows:

Six Months
Ended
June 30,
2008

Revenues	$1,793
Cost of Revenues	1,057
Gross Profit	736
Operating Expenses	819
Operating Loss	(83)
Other Income (Expense), net	(3)
Provision for Taxes	216
Net Income (Loss)	$130

NOTE 9 – INCOME TAXES

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying December 31, 2009 and December 31, 2008 balance sheets.

Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

As of December 31, 2009, the Company has net operating loss carry forwards of approximately $9,163,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2009	2008
Deferred tax asset:

Net operating loss carryforwards	$3,207,000	$3,190,000
Less: Vaulation allowance	(3,207,000)	(3,190,000)

Net Deferred Tax Asset	$-	$-

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

NOTE 10 – SUBSEQUENT EVENT

The Company has evaluated subsequent events in accordance with ASC Topic 855, “Subsequent Events” through April 15, 2010 which is the date the financial statements are available to be issued. During the evaluation no subsequent events were identified.

26