Form 10-Q
period 2010-03-31
SecureLogic Corp
filed 2010-05-21
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
March 31, 2010

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
As of May 17, 2010 there were 22,422,663 shares of common stock outstanding, par value $0.001.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
(UNAUDITED)

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS
 (U.S. Dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4	$4
Note receivable	171	171
Other current assets	14	11

Total current assets	189	186

Total assets	$189	$186

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$45	$36

Total current liabilities	45	36

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
55,947,331 issued and 23,422,663 outstanding at March 31, 2010
and December 31, 2009	23	23
Additional paid-in capital	14,247	14,247
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,169)	(9,163)

Total shareholders' equity	144	150

Total liabilities and shareholders' equity	$189	$186

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	9	5

Operating loss	(9)	(5)

Interest income	3	2

Loss before income taxes	(6)	(3)

Provision for income taxes	-	-

Net loss applicable to common shares	$(6)	$(3)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and Diluted	23,422,663	23,422,663

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6)	$(3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in other current assets	(3)	(2)
Increase in accounts payable	9	5
Net cash provided by operating activities	-	-

Cash flows from financing activities:
Loan to stockholder	-	(171)
Net cash used in financing activities	-	(171)
Net decrease in cash	-	(171)
Cash at beginning of period	4	215

Cash at end of period	$4	$44

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS (UNAUDITED)
March 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Bay Acquisition Corp. (formerly, SecureLogic Corp.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2009 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 18, 2009 (the “2009 10-K”).

The Company is defined as a shell entity and is engaged in a plan to re-enter the homeland security marketplace through a combination of organic development, the acquisition of products and/or the acquisition of companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2010, resulted in a net loss of $6,000 and the Company's balance sheet reflects an accumulated deficit of $9,169,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2010 and December 31, 2009. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Prior authoritative literature: FASB Statement 109, “Accounting for Income Taxes,”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FASB ASC 740-10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at March 31, 2010 and December 31, 2009, as defined in FASB ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective January 1, 2009, we implemented FASB ASC 825-10, Fair Value Measurements, or SFAS 157, for our assets and liabilities that are re-measured at fair value. The adoption of FASB ASC 825-10 for our assets and liabilities that are re-measured at fair value did not impact our financial position or results of operations.

INCOME (LOSS) PER COMMON SHARE

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings (loss) per share ("basic EPS") and diluted earnings (loss) per share ("diluted EPS").

The Company’s basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts.

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive

RECENT ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

In January of 2010 the FASB issued seven Accounting Standards Updates (“ASU”s).  2010-01, Equity (Topic 505), standardizes the treatment of the stock portion of a distribution of stock and cash as stock issuance, eliminating the practice of treating such stock issuance as stock dividends.  2010-02, Consolidation (Topic 810), clarifies the scope of accounting and reporting for decreases in ownership of a subsidiary.  2010-03, Extractive Activities, Oil and Gas (Topic 932), deals with reserve estimation and disclosures.  2010-04 covers technical corrections to SEC paragraphs in the Codification.  2010-05, Stock Compensation (Topic 718), covers escrowed share arrangements and presumption of compensation.  2010-06, Fair Value Measurements and Disclosures (Topic 820), improves disclosure by requiring that:  (a) significant transfers in and out of levels 1 and 2 should be reported for each class of assets and liabilities; (b) level 2 and 3 inputs and valuation techniques should be disclosed; and (c) purchases, sales, issuance, and settlements should be reported separately for level 3 assets and liabilities..  2010-07 applies to mergers and acquisitions of not-for-profit entities.  None of these updates has any current applicability to the Company’s financial reporting.

In February of 2010 the FASB issued three ASUs.  2010-08 contains technical corrections clarifying guidance on embedded derivatives and hedging.  2010-10, Consolidation (Topic 810) contains amendments for certain investment funds.  Neither of these ASU’s has any current applicability to the Company’s financial reporting.  2010-09, Subsequent Events (Topic 855), however, was adopted by the Company immediately.  2010-09 requires that SEC filers, along with certain bond obligors, are required to evaluate subsequent events through the date that financial statements are issued but are not required to disclose the date through which subsequent events have been evaluated.

In March of 2010 the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815), which contains a scope exception related to embedded credit derivatives.  2010-11 has no current applicability to the Company’s financial reporting.

SUBSEQUENT EVENTS

The Company has adopted FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated subsequent events after the balance sheet date of March 31, 2010 through the date the financial statements were issued.

NOTE 2 – NOTE RECEIVABLE

On February 11, 2009, the Company made a term bridge loan to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on June 15, 2010. The loan is classified as “Note receivable” on the accompanying condensed consolidated balance sheet.

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

Results of Operations

Total revenues for the three month periods ended March 31, 2010 and 2009 were $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Gross profit for the three month periods ended March 31, 2010 and 2009 were both $0 which reflects the discontinued operations of our Israeli subsidiary as a result of the Acquisition Reversal which occurred on July 15, 2008.

Expenses

Our total expenses for the three month periods ended March 31, 2010 and 2009 were $9,000 and $5,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended.

Interest Income

During the three months ended March 31, 2010, we recorded $3,000 of interest income in connection with the term bridge loan we made on February 11, 2009 to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on June 15, 2010.

Loss

Our loss for the three months ended March 31, 2010 was $6,000 which reflects the items shown above.  During the same respective periods we had a loss of $3,000.  The increase in our net loss was a result of increased professional fees associated with maintaining our status as an OTCBB traded company.

Liquidity and Capital Resources

As of March 31, 2010, total current assets were $189,000 and total current liabilities were $45,000.  As of March 31, 2010, the Company had a cash balance of $4,000.

Our financial statements raise doubt to our ability to continue operating as a “going concern”. However, we believe that our existing cash, the repayment of the short term bridge loan made to our stockholder, together with potential revenue from the licenses received in the Acquisition Reversal will be sufficient to support our operations through the end of 2010; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2010. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Removed and Reserved.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.Exhibits.

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

Date: May 21, 2010
BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer