Form 10-Q
period 2010-06-30
SecureLogic Corp
filed 2010-08-23
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 001- 28099

BAY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	77-0571784
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

420 Lexington Avenue, Suite 2320, New York, NY 10170
(Address of Principal Executive Office) (Zip Code)

(212) 661-6800
(Registrant’s telephone number, including area code)

SECURELOGIC CORP.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2010 there were 23,422,663 shares of common stock outstanding, par value $0.001.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
(UNAUDITED)
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED BALANCE SHEETS
 (U.S. Dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4	$4
Note receivable – shareholder	157	171
Other current assets	17	11

Total current assets	178	186

Total assets	$178	$186

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$40	$36

Total current liabilities	40	36

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized, 55,947,331 issued at June 30, 2010, and 23,422,663 outstanding at June 30, 2010 and December 31, 2009	23	23
Additional paid-in capital	14,247	14,247
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,175)	(9,163)

Total shareholders' equity	138	150

Total liabilities and shareholders' equity	$178	$186

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	9	26	18	31

Operating loss	(9)	(26)	(18)	(31)

Interest income	3	3	6	5

Loss before income taxes	(6)	(23)	(12)	(26)

Provision for income taxes	-	-	-	-

Net loss applicable to common shares	$(6)	$(23)	$(12)	$(26)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and Diluted	23,422,663	23,422,663	23,422,663	23,422,663

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(12)	$(26)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in other current assets	(6)	(5)
Increase in accounts payable	4	13
Net cash used in operating activities	(14)	(18)

Cash flows from financing activities:
Repayment by (loan to) shareholder	14	(171)

Net increase (decrease) in cash	-	(189)
Cash at beginning of period	4	215

Cash at end of period	$4	$26

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE CONDENSED INTERIM FINANCIAL
STATEMENTS (UNAUDITED)
June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed unaudited interim financial statements have been prepared by Bay Acquisition Corp. (formerly, SecureLogic Corp.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2009 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (the “2009 10-K”).

The Company is defined as a shell entity and is engaged in a plan to re-enter the homeland security marketplace through a combination of organic development, the acquisition of products and/or the acquisition of companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three and six months ended June 30, 2010, resulted in a net loss of $6,000 and $12,000 and the Company's balance sheet reflects an accumulated deficit of $9,175,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2010 and December 31, 2009. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in ASC 740-10 (Prior authoritative literature: FASB Statement 109, “Accounting for Income Taxes,”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC 740-10 (Prior authoritative literature Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740-10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at June 30, 2010 and December 31, 2009, as defined in ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective January 1, 2009, we implemented ASC 825-10, Fair Value Measurements, or SFAS 157, for our assets and liabilities that are re-measured at fair value. The adoption of FASB ASC 825-10 for our assets and liabilities that are re-measured at fair value did not impact our financial position or results of operations.

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

On February 11, 2009, the Company made a term bridge loan to a shareholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on September 30, 2010. The loan is classified as “Note receivable” on the accompanying condensed balance sheet. During the three months ended June 30, 2010 the Stockholder repaid $14,000 of the loan.

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

OVERVIEW

We were previously engaged in the business of developing and marketing systems that manage the movement of people and baggage through airports.  Since July 2008, the Company has been engaged in reconstituting its business plan to re-enter the homeland security marketplace through a combination of organic development, the acquisition of products and/or the acquisition of companies.

Results of Operations

Total revenues for the three and six month periods ended June 30, 2010 and 2009 were $0.

Gross profit for the three and six month periods ended June 30, 2010 and 2009 were both $0.

Expenses

Our total expenses for the three month periods ended June 30, 2010 and 2009 were $9,000 and $26,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended.

Our total expenses for the six month periods ended June 30, 2010 and 2009 were $18,000 and $31,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended.

Interest Income

During the three months ended June 30, 2010, we recorded $3,000 of interest income in connection with the term bridge loan we made on February 11, 2009 to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on September 30, 2010. During the six months ended June 30, 2010, we recorded $6,000 of interest income in connection with the same loan.

Loss

Our loss for the three months and six months ended June 30, 2010 was $6,000 and $12,000, respectively which reflects the items shown above.  During the same respective periods in 2009 we had a loss of $23,000 and $26,000.  The increase in our net loss was a result of increased professional fees associated with maintaining our status as an OTCBB traded company.

Liquidity and Capital Resources

As of June 30, 2010, total current assets were $178,000 and total current liabilities were $40,000.  As of June 30, 2010, the Company had a cash balance of $4,000.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Date: August 23, 2010
BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer