Form 10-Q
period 2010-09-30
SecureLogic Corp
filed 2010-11-19
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended:
September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Commission File Number: 001- 28099

BAY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)
———————

Nevada	77-0571784
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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
As of November 19, 2010 there were 23,422,663 shares of common stock outstanding, par value $0.001.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
(UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED BALANCE SHEETS
(U.S. Dollars in thousands, except share data)
 (unaudited)

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$4	$4
Note receivable - shareholder	157	171
Interest receivable - shareholder	20	11

Total current assets	181	186

Total assets	$181	$186

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$49	$36

Total current liabilities	49	36

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
55,947,331 issued and 23,422,663 outstanding at September 30, 2010
and December 31, 2009	23	23
Additional paid-in capital	14,247	14,247
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,181)	(9,163)

Total shareholders' equity	132	150

Total liabilities and shareholders' equity	$181	$186

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	9	12	27	43

Operating loss	(9)	(12)	(27)	(43)

Interest income	3	3	9	8

Loss before income taxes	(6)	(9)	(18)	(35)

Provision for income taxes	-	-	-	-

Net loss applicable to common shares	$(6)	$(9)	$(18)	$(35)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and Diluted	23,422,663	20,283,573	23,422,663	20,283,573

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
CONDENSED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(18)	$(35)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in other current assets	(9)	(8)
Increase in accounts payable	13	7
Net cash used in operating activities	(14)	(36)

Cash flows from financing activities:
Repayment by (loan to) shareholder	14	(171)

Net increase (decrease) in cash	-	(207)
Cash at beginning of period	4	215

Cash at end of period	$4	$8

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE CONDENSED INTERIM FINANCIAL
STATEMENTS (UNAUDITED)
September 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed unaudited interim financial statements have been prepared by Bay Acquisition Corp. (formerly, SecureLogic Corp.) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2009 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (the “2009 10-K”).

The Company is defined as a shell entity and is engaged in a plan to re-enter the homeland security marketplace through a combination of organic development, the acquisition of products and/or the acquisition of companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three and nine months ended September 30, 2010, resulted in a net loss of $6,000 and $18,000 and the Company's balance sheet reflects an accumulated deficit of $9,181,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current shareholders and potential investors and lenders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2010 and December 31, 2009. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company maintains cash and cash equivalents and investments with major financial institutions and limits the amount of credit exposure with any institution.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in FASB Accounting Standards Codification (“ASC”) 740-10 (Prior authoritative literature: FASB Statement 109, “Accounting for Income Taxes,”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Also, in accordance with the provisions of ASC 740-10 (Prior authoritative literature Financial Accounting Standards Board ("FASB"), the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740-10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at September 30, 2010 and December 31, 2009, as defined in ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective January 1, 2009, we implemented ASC 825-10, Fair Value Measurements, for our assets and liabilities that are re-measured at fair value. The adoption of ASC 825-10 for our assets and liabilities that are re-measured at fair value did not impact our financial position or results of operations.

INCOME (LOSS) PER COMMON SHARE

ASC 260-10 requires the presentation of basic earnings (loss) per share ("basic EPS") and diluted earnings (loss) per share ("diluted EPS").

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

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive

NOTE 3 – NOTE RECEIVABLE - SHAREHOLDER

On February 11, 2009, the Company made a term bridge loan to a shareholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on December 31, 2010.

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

Results of Operations

Total revenues for the three and nine month periods ended September 30, 2010 and 2009 were $0.

Gross profit for the three and nine month periods ended September 30, 2010 and 2009 were both $0.

Expenses

Our total expenses for the three month periods ended September 30, 2010 and 2009 were $9,000 and $12,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended.

Our total expenses for the nine month periods ended September 30, 2010 and 2009 were $27,000 and $43,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended.

Interest Income

During the three months ended September 30, 2010, we recorded $3,000 of interest income in connection with the term bridge loan we made on February 11, 2009 to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and is due and payable on December 31, 2010. During the nine months ended September 30, 2010, we recorded $9,000 of interest income in connection with the same loan.  Since inception, the shareholder has repaid $14,000 of the loan.

Loss

Our loss for the three months and nine months ended September 30, 2010 was $6,000 and $18,000, respectively which reflects the items shown above.  During the same respective periods in 2009 we had a loss of $9,000 and $35,000.  The decrease in our net loss was a result of decreased professional fees associated with maintaining our status as an OTCBB traded company.

Liquidity and Capital Resources

Cash Flow

Net cash provided by (used in) operating activities.  Net cash provided used in operating activities was $14,000 for the nine months ended September 30, 2010, compared to net cash used in operating activities of $36,000 for the same period in 2009. This decrease was primarily a result in a decrease in net loss in the 2010 period.

Net cash provided by financing activities. Net cash provided from financing activities was
$14,000 for the nine months ended September 30, 2010, compared to net cash used in by financing activities of $171,000 for the nine months ended September 30, 2009. The change reflects a loan made to a shareholder in the 2009 period and a partial repayment of such loan in the 2010 period.

As of September 30, 2010, total current assets were $181,000 and total current liabilities were $49,000, and the Company had a cash balance of $4,000.

Our financial statements raise doubt to our ability to continue operating as a “going concern”. However, we believe that our existing cash, the repayment of the short term bridge loan made to our shareholder, together with potential revenue from the licenses received in the Acquisition Reversal will be sufficient to support our operations through the end of 2010; provided that, in the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner than the end of 2010. In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility.  The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. Incurring indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Based on his evaluation, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to Bay Acquisition Corp. required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Our internal control over financial reporting was not effective for the following reasons:

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 19, 2010
BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer