Form 10-K/A
period 2009-12-31
SecureLogic Corp
filed 2010-12-07
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 1)
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

BAY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

———————

Nevada	001- 28099	77-0571784
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 2320, New York, NY 10170
(Address of Principal Executive Office) (Zip Code)

(212) 661-6800
Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)
———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $0.0001 Par Value		OTC.BB

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

Explanatory Note

Bay Acquisition Corp. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2009 (the “Annual Report”) to revise Item 15, Exhibits, Financial Statement Schedules to replace the Reports of Independent Registered Public Accounting Firms with revised reports.   The remainder of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 remains unchanged and this Form 10-K/A should be read in conjunction with the Form 10-K.

Item 15. Exhibits, Financial Statement Schedules

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
Marlton, NJ 08053
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

Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053
April 15, 2009

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

Date: December 6, 2010

BAY ACQUISITION CORP.

By:	/s/ Paul Goodman
Paul Goodman
President (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Goodman	Director	December 6, 2010
Paul Goodman