Form 10-K
period 2010-12-31
Bay Acquisition Corp.
filed 2012-10-19
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

(212) 661-6800
Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
none	none

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 Par Value
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

		☐	Yes	☒	No

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

As of June 30, 2011 the aggregate value of the voting common stock held by non-affiliates of the registrant was approximately $1,879,000 based on the closing market price of the registrants common stock of $0.11 on that day.

As of October 15, 2012 there were 23,422,663 shares outstanding with a par value of $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

2010 ANNUAL REPORT OF FORM 10-K

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

Since July 2008, our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  In the event that we acquire another business, the acquisition may be made by merger, exchange of stock, or otherwise.

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

Our management intends to create operating revenue through acquiring an operating business.  Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and factors.  Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

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

In our analysis of a business opportunities, we anticipate that we will consider, among other things, the following factors:

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

Notwithstanding the foregoing, as further discussed in Footnote 7 to our audited financial statements which can be found in Item 15 herein, on February 13, 2012, we entered into a Stock Purchase Agreement  with Goozex, Inc., a Maryland corporation (“Goozex”) and the principal stockholders of Goozex for the acquisition of all of the outstanding and issued shares of Goozex (the “Goozex Shares”).

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

Common Stock	High	Low

2010
First Quarter	$.14	$.0825
Second Quarter	.18	.06
Third Quarter	.25	.12
Fourth Quarter	.24	.09

2009
First Quarter	$.019	$.006
Second Quarter	.095	.01
Third Quarter	.25	.10
Fourth Quarter	.20	.10

Holders

As of December 31, 2010, there were approximately 60 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

Dividend Policy

We have never paid cash dividends on our Common Stock.  Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

Sales of Unregistered Securities for the year ended December 31, 2010.

None

Purchases of Equity Securities.

During the year ended December 31, 2010, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

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

The following discussion and analysis should be read in conjunction with our audited 2010 and 2009 financial statements which are included herein.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussions represent only the best present assessment of our management.

Overview

Since July, 2008, we have not conducted any material business operations and have been searching to acquire an operating business.   Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity

Results of Operations

We had no revenue for both the year ended December 31, 2010 and for the year ended December 31, 2009.

Expenses

Our expenses are comprised of legal and professional fees incurred in connection with maintaining the Company’s reporting obligations.   Total expenses for the year ended December 31, 2010 was $33,000 as compared to $60,000 for the year ended December 31, 2009.

Operating Profit (Loss)

Our operating loss for the year ended December 31, 2010 was $33,000 which represents the expenses described above, as compared to an operating loss of $60,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, total current assets were $182,000 and total current liabilities were $52,000.  As of December 31, 2010, the Company had a cash balance of $1,000.  Our financial statements raise doubt to our ability to continue operating as a “going concern.  In the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital.  sooner.  In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness could result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

See Item 15.

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

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have only one officer and director.

Name	Age	Position(s)
Paul Goodman	49	President, Secretary, Treasurer and Director

Mr. Goodman has been our sole officer and director since July 2008.  Mr. Goodman is senior counsel in the New York City law firm of Cyruli Shanks Hart & Zizmor LLP and concentrates on the representation of Internet and new media clients handling a wide range of corporate and financing transactions including venture capital, angel round investing and mergers and acquisitions. He was formerly a faculty member of the Queens College Computer Science Department and is the author of five books on computer programming. Mr. Goodman became a director of Maxus Technology Corporation in December 2006.  He has also been on the board of directors of the Company since 1999.  Mr. Goodman received his law degree from the City University of New York and also holds a Bachelors and Masters Degree in Computer Science.

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

Outstanding Awards at Fiscal Year End

The Company had no unexercised options, restricted stock that has not vested, or equity incentive plans as of December 31, 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of March 31, 2011 concerning the beneficial ownership of our Common Stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.  All addresses are c/o the Company,

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q for the fiscal year ended December 31, 2010 were $9,000 as compared to $31,200 for the fiscal year ended December 31, 2009.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2010 or 2009.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended December 31, 2010 or 2009.

All Other Fees

Our independent registered public accounting firms did not perform any other services for us during the fiscal years ended December 31, 2010 or 2009.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)
All Financial Statements

Balance Sheets at December 31, 2010 and 2009

Statements of Operations for the Years Ended December 31, 2010 and 2009

Statement of Stockholders’ Equity for Years Ended December 31, 2010 and 2009

Statements of Cash Flows for Years Ended December 31, 2010 and 2009

(2)	Financial Statements Schedule

(3)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*

3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*

3.3	By-Laws of Registrant.*

4.1	Form of Common Stock Certificate *

14	Code of Ethics.**

21.1	Subsidiaries of Registrant

31	CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.

**	Incorporated into this Report by reference to Exhibit 99 to the Registrant's Annual Report on Form-10KSB filed April 14, 2005.

***	Incorporated into this Report by reference to the Registrant's Annual Report on Form-10KSB filed April 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY ACQUISITION CORP.

Date: October 19, 2012	By:	/s/ Paul Goodman
Paul Goodman
President (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Goodman	Director	October 19, 2012
Paul Goodman

BAY ACQUISITION CORP.

FRIEDMAN, LLP
Accountants and Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bay Acquisition Corp.

We have audited the accompanying balance sheets of Bay Acquisition Corp. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Bay Acquisition Corp. will continue as a going concern. The Company has incurred substantial accumulated deficits and operating losses and will require additional financing to meet its obligations. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP
East Hanover, New Jersey October 19, 2012

BAY ACQUISITION CORP
BALANCE SHEETS
(U.S. Dollars in thousands, except share data)

	2010	2009

Assets
Current assets:
Cash	$1	$4
Loan to shareholder	157	171
Interest receivable	24	11

Total current assets	182	186

Total assets	$182	$186

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$52	$36

Total current liabilities	52	36

Commitments and contingencies

Shareholders' equity:

Common stock $0.001 par value; 100,000,000 shares authorized, 23,422,663 issued and outstanding at December 31, 2010 and December 31, 2009	23	23
Additional paid-in capital	14,247	14,247
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,183)	(9,163)
Accumulated other comprehensive income	-	-

Total shareholders' equity	130	150

Total liabilities and shareholders' equity	$182	$186

The accompanying notes are an integral part of these financial statements

BAY ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share and per share data)

	Year Ended
	December 31	December 31
	2010	2009

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	33	60

Operating loss	(33)	(60)

Interest income (expense), net	13	11

Loss before income taxes	(20)	(49)

Provision for income taxes	-	-

Net loss applicable to common shares	$(20)	$(49)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding Basic and Diluted	23,422,663	23,422,663

The accompanying notes are an integral part of these financial statements

BAY ACQUISITION CORP.
STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 2010 and 2009
(U.S. Dollars in thousands, except share data)

			Additional			Other
	Common	Par	Paid-in	Treasury	Accumulated	Comprehensive	Comprehensive
	Stock	Value	Capital	Stock	Deficit	Income (loss)	Income (loss)	Total

Balance January 1, 2009	23,422,663	$23	$14,247	$(4,957)	$(9,114)	$-		$199

Net Loss					(49)		$(49)	(49)

Translation adjustment						-	-	-

Comprehensive loss							$(49)

Balance December 31, 2009	23,422,663	$23	$14,247	$(4,957)	$(9,163)	$-		$150

Net Loss					(20)		(20)	(20)

Translation adjustment						-	-	-

Comprehensive loss							$(20)

Balance December 31, 2010	23,422,663	$23	$14,247	$(4,957)	$(9,183)	$-		$130

The accompanying notes are an integral part of these financial statements.

BAY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)

	Year Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(20)	$(49)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in interest receivable	(13)	(11)
Increase in accounts payable	16	20
Net cash (used in) operating activities	(17)	(40)

Cash flows from financing activities:
Repayment by (loan to) stockholder	14	(171)

Net decrease in cash	(3)	(211)
Cash at beginning of period	4	215

Cash at end of period	$1	$4

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BAY ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Bay Acquisition Corp. (“the Company”) is incorporated in Nevada.

The Company is defined as a shell entity and is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

FINANCIAL STATEMENTS IN U.S. DOLLARS

The reporting currency of the Company is the U.S. dollar (“dollar"). The dollar is the functional currency of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2010 and December 31, 2009. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 2010 and December 31, 2009, as defined in Accounting Standards Codification (“ASC”) 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

BASIC AND DILUTED NET LOSS PER SHARE

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

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive

INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes.” This pronouncement requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment rate changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the years ended December 31, 2010 and 2009 resulted in a net loss of $20,000 and $49,000, respectively.  The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders.

These financials statements do not include adjustments relating to the recoverability and classifications of recorded asset amounts and reclassification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 4 – RELATED PARTY TRANSACTIONS

The President and CEO of the Company, Mr. Paul Goodman, had performed legal services for the Company and received remuneration in the amount of $10,000 and $8,500 for the years ended December 31, 2010 and 2009, respectively.  Included in trade payables at December 31, 2010 were $18,500 due to Mr. Goodman’s law firm.

NOTE 5 – LOAN TO SHAREHOLDER

On February 11, 2009, the Company made a loan to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and was due and payable on May 15, 2010. In May 2010, a partial payment of $14,000 was received.  On October 3, 2012 the Company extended the due date to December 31, 2012.

NOTE 6 – INCOME TAXES

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying December 31, 2010 and December 31, 2009 balance sheets.

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

As of December 31, 2010, the Company has net operating loss carry forwards of approximately $9,183,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2030. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2010	2009
Deferred tax asset:

Net operating loss carryforwards	$3,673,000	$3,207,000
Less: Valuation allowance	(3,673,000)	(3,207,000)

Net Deferred Tax Asset	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

On April 18, 2011, the Company received a convertible note payable (“2011 Note”) from Heriot Holdings Limited in the amount of $17,000. The loan bears interest at a rate of 10% per annum and was originally due and payable on April 18, 2012. As of the date of these financials the loan is in default and has not been converted.   The Company is currently negotiating an extension.  The 2011 Note is convertible at $0.05.

On April 13, 2012, the Company received an additional convertible note payable (“2012 Note”) from Heriot Holdings Limited in the amount of $20,000. The loan bears interest at a rate of 10% per annum and is due and payable on October 13, 2012. The 2012 Note is convertible into shares of the Company’s common stock at $0.05 per share.

On  February 13, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement) with Goozex, Inc., a Maryland corporation (“Goozex”) and the principal stockholders of Goozex for the acquisition of all of the outstanding and issued shares of Goozex (the “Goozex Shares”) by the Company.

In consideration for the sale of the Goozex Shares, the stockholders of Goozex, at the closing, will receive (a) $150,000 in cash and (b) such number of newly issued shares of the Company’s common stock which shall represent 15% of the issued and outstanding shares of the Company after taking into account the Private Placement, described below.

On May 11, 2012, the Company entered into an Engagement Agreement with a registered broker-dealer (the “Broker-Dealer”) pursuant to which the Broker-Dealer agreed to act as the Company’s placement agent for a private placement of units of the Company’s common stock  and warrants in any amount of up to $2,000,000.