Form 10-Q
period 2011-05-31
Bay Acquisition Corp.
filed 2012-10-19
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
——————————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

——————————

Commission File Number: 001- 28099

BAY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)
——————————

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

☐	Yes	☑	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☑	No

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

As of October 15, 2012 there were 23,422,663 shares of common stock outstanding, par value $0.001.

BAY ACQUISITION CORP.
 (UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BAY ACQUISITION CORP.
BALANCE SHEETS
(U.S. Dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$1	$1
Loan to shareholder	157	157
Interest receivable	27	24

Total current assets	185	182

Total assets	$185	$182

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$52	$52

Total current liabilities	52	52

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized, 23,422,663 issued and outstanding at March 31, 2011 and December 31, 2010	23	23
Additional paid-in capital	14,247	14,247
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,180)	(9,183)
Accumulated other comprehensive income	-	-

Total shareholders' equity	133	130

Total liabilities and shareholders' equity	$185	$182

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share data)
(unaudited)

	Quarter Ended
	March 31,	March 31,
	2011	2010

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	-	9

Operating loss	-	(9)

Interest income (expense), net	3	3

Income (loss) before income taxes	3	(6)

Provision for income taxes	-	-

Net income (loss) applicable to common shares	$3	$(6)

Net income (loss) per share - Basic and Diluted	$0.00	$(0.00)

Weighted average shares outstanding Basic and Diluted	23,422,663	23,422,663

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	Quarter Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3	$(6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in interest receivable	(3)	(3)
Increase in accounts payable	-	9
Net cash provided by operating activities	-	-

Net increase (decrease) in cash	-	-
Cash at beginning of period	1	4

Cash at end of period	$1	$4

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
NOTES TO THE INTERIM FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed unaudited interim financial statements have been prepared by Bay Acquisition Corp. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2010 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “2010 10-K”).

The Company is defined as a shell entity and is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2011, resulted in net income of $3,000 and the Company's balance sheet reflects an accumulated deficit of $9,180,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current shareholders and potential investors and lenders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2011 and December 31, 2010. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in FASB Accounting Standards Codification (“ASC”) 740-10, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Also, in accordance with the provisions of ASC 740-10, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740-10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at March 31, 2011 and December 31, 2010, as defined in ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive

NOTE 3 – LOAN TO SHAREHOLDER

On February 11, 2009, the Company made a loan to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and was due and payable on May 15, 2010. In May 2010, a partial payment of $14,000 was received. On October 3, 2012, the Company extended the due date to December 31, 2012.

NOTE 4 – SUBSEQUENT EVENTS

On April 18, 2011, the Company received a convertible note payable (“2011 Note”) from Heriot Holdings Limited in the amount of $17,000. The loan bears interest at a rate of 10% per annum and was originally due and payable on April 18, 2012. As of the date of this financial statement the loan is in default and has not been converted.   The Company is currently negotiating an extension.  The 2011 Note is convertible into shares of the Company’s common stock at $0.05 per share.

On April 13, 2012, the Company received an additional convertible note payable (“2012 Note”) from Heriot Holdings Limited in the amount of $20,000. The loan bears interest at a rate of 10% per annum and is due and payable on October 13, 2012. The 2012 Note is convertible at $0.05.

On  February 13, 2012, the Company entered into a Stock Purchase Agreement with Goozex, Inc., a Maryland corporation (“Goozex”) and the principal stockholders of Goozex for the acquisition of all of the outstanding and issued shares of Goozex (the “Goozex Shares”) by the Company.

In consideration for the sale of the Goozex Shares, the stockholders of Goozex, at the closing, will receive (a) $150,000 in cash and (b) such number of newly issued shares of the Company’s common stock which shall represent 15% of the issued and outstanding shares of the Company after taking into account the Private Placement, described below.

On May 11, 2012, Bay entered into an Engagement Agreement with a registered broker-dealer (the “Broker-Dealer”) pursuant to which the Broker-Dealer agreed to act as the Company’s placement agent for a private placement of units of the Company’s common stock  and warrants in any amount of up to $2,000,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We were previously engaged in the business of developing and marketing systems that manage the movement of people and baggage through airports.  Since July 2008. our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  In the event that we acquire another business, the acquisition may be made by merger, exchange of stock, or otherwise.

 Notwithstanding the foregoing, as further discussed in Footnote 4 to our financial statements, which can be found in Item 1 herein, on February 13, 2012, we entered into a Stock Purchase Agreement  with Goozex, Inc., a Maryland corporation (“Goozex”) and the principal stockholders of Goozex for the acquisition of all of the outstanding and issued shares of Goozex.

Results of Operations

Expenses

Our total expenses for the three month periods ended March 31, 2011 and 2010 were $0 and $9,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended, none of which were paid or accrued during the three month period ended March 31, 2011.

Interest Income

During the three months ended March 31, 2011, we recorded $3,000 of interest income in connection with the term bridge loan we made on February 11, 2009 to a shareholder of the Company. The loan bears interest at a rate of 8% per annum and is due and payable on December 31, 2012.

Net income (loss)

Our net income for the three months ended March 31, 2011 was $3,000 which reflects the items shown above.  During the same respective period in 2010 we had a net loss of $6,000.  The decrease in our net loss was a result of decreased professional fees associated with maintaining our status as a reporting company.

Cash Flows

Net cash provided by (used in) operating activities: Net cash provided by operating actives was $0 for both periods.

Net cash provided by financing activities: Net cash provided from financing activities was $0 for both periods.

Liquidity and Capital Resources

As of March 31, 2011, total current assets were $185,000 and total current liabilities were $52,000, and the Company had a cash balance of $1,000.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosure.

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
President and Chief Financial Officer