Form 10-Q
period 2011-06-30
Bay Acquisition Corp.
filed 2012-10-24
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 19, 2012 there were 23,422,663 shares of common stock outstanding, par value $0.001.

BAY ACQUISITION CORP.
 (UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
BALANCE SHEETS
(U.S. Dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash	$18	$1
Loan to shareholder	157	157
Interest receivable	30	24

Total current assets	205	182

Total assets	$205	$182

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$52	$52
Convertible Note Payable, net of discount	3	-

Total current liabilities	55	52

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
23,422,663 issued and outstanding at June 30, 2011
and December 31, 2010	23	23
Additional paid-in capital	14,264	14,247
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,180)	(9,183)
Accumulated other comprehensive income	-	-

Total shareholders' equity	150	130

Total liabilities and shareholders' equity	$205	$182

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	-	9	-	18

Operating loss	-	(9)	-	(18)

Interest income (expense), net	-	4	3	6

Income (loss) before income taxes	-	(5)	3	(12)

Provision for income taxes	-	-	-	-

Net income (loss) applicable to common shares	$-	$(5)	$3	$(12)

Net income (loss) per share - Basic and Diluted	$-	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding Basic and Diluted	23,422,663	23,422,663	23,422,663	23,422,663

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	Quarter Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3	$(12)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	3	-
Increase in interest receivable	(6)	(6)
Increase in accounts payable	-	4
Net cash provided by (used in) operating activities	-	(14)

Cash flows from financing activities:
Repayment by (loan to) stockholder, net	$-	$14
Proceeds from convertible note payable	17
Net cash provided by financing activities	17	14

Net increase in cash	17	-
Cash at beginning of period	1	4

Cash at end of period	$18	$4

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE INTERIM FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed unaudited interim financial statements have been prepared by Bay Acquisition Corp. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2010 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “2010 10-K”).

The Company is defined as a shell entity and is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three and six months ended June 30, 2011, resulted in net income of $0 and $3,000, respectively, and the Company's balance sheet reflects an accumulated deficit of $9,180,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current shareholders and potential investors and lenders. As such, these factors raise substantial doubt as to the company's ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2011 and December 31, 2010.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at June 30, 2011 and December 31, 2010, as defined in ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

BENEFICIAL CONVERSION FEATURE AND ACCRETIVE INTEREST EXPENSE

Under U.S. GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. In accordance with U.S. GAAP we recognized approximately $17,000 as a reduction to the face value of the Note Payable as a discount at issuance, as disclosed in Note 4. For the three and six months ended June 30, 2011 we amortized approximately $3,000 of the discount as non-cash interest expense in the accompanying financial statements in “Interest and other income, net”..

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

On February 11, 2009, the Company made a loan to a shareholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and was due and payable on May 15, 2010. In May 2010, a partial payment of $14,000 was received. On October 3, 2012 the Company extended the due date to December 31, 2012.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On April 18, 2011, the Company received a loan from Heriot Holdings Limited in the amount of $17,000 (“2011 Note”). The loan bears interest at a rate of 10% per annum and is due and payable on April 18, 2012. The loan is classified as “Convertible Note Payable” on the accompanying consolidated balance sheet of the Company. As of the date of these financials the loan is in default and has not been converted. The Company is currently negotiating an extension.  The 2011 Note is convertible at $0.05.

Under U.S. GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. In accordance with U.S. GAAP we recognized approximately $17,000 as a reduction to the face value of the Note Payable as a discount at issuance. For the six months ended June 30, 2011 we amortized approximately $3,000 of the discount as non-cash interest expense in the accompanying financial statements in “Interest and other income, net”.

Convertible Note Payable obligations as of June 30, 2011 and December 31, 2010 are as follows:

	6/30/11	12/31/10
Convertible Note Payable	$17,000	$-
Less: Debt Discount	(14,000)	-
	$3,000	$-

NOTE 5 – SUBSEQUENT EVENTS

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

Notwithstanding the foregoing, as further discussed in Footnote 5 to our financial statements, which can be found in Item 1 herein, on February 13, 2012, we entered into a Stock Purchase Agreement  with Goozex, Inc., a Maryland corporation (“Goozex”) and the principal stockholders of Goozex for the acquisition of all of the outstanding and issued shares of Goozex.

Results of Operations

Revenues

Total revenues for the three and six month periods ended June 30, 2011 and 2010 were $0.

Gross profit for the three and six month periods ended June 30, 2011 and 2010 were both $0.

Expenses

Our total expenses for the three month periods ended June 30, 2011 and 2010 were $0 and $9,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended, none of which were paid or accrued during the three month period ended June 30, 2011.

Our total expenses for the six month periods ended June 30, 2011 and 2010 were $0 and $18,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended, none of which were paid or accrued during the six month period ended June 30, 2011.

Interest Income

During the three months ended June 30, 2011, we recorded $0 of interest income in connection with the term bridge loan we made on February 11, 2009 to a shareholder of the Company. The loan bears interest at a rate of 8% per annum and is due and payable on December 31, 2012.  During the six months ended June 30, 2011, we recorded $3,000 of interest income in connection with the such bridge loan

Net income (loss)

Our net loss for the three months ended June 30, 2011 was $0 which reflects the items shown above.  During the same respective period in 2010 we had a net loss of $5,000.  The decrease in our net loss was a result of decreased professional fees associated with maintaining our status as a reporting company none of which were paid or accrued during the three month period ended June 30, 2011

Our net profit for the six months ended June 30, 2011 was $3,000 which reflects the items shown above.  During the same respective period in 2010 we had a net loss of $12,000.  The decrease in our net loss was a result of decreased professional fees associated with maintaining our status as a reporting company none of which were paid or accrued during the three month period ended June 30, 2011

Cash Flows

Net cash provided by (used in) operating activities: Net cash provided used in operating activities for the six months period ended June 30, 2011 and 2010 was $0 and ($14,000), respectively.

Net cash provided by financing activities: Net cash provided from financing activities for the six months ended June 30, 2011 and 2010 was $17,000 and $14,000, respectively.

Liquidity and Capital Resources

As of June 30, 2011, total current assets were $205,000 and total current liabilities were $55,000, and the Company had a cash balance of $18,000.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description

31	CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY ACQUISITION CORP.

Date: October 23, 2012	By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer