Form 10-Q
period 2011-09-30
Bay Acquisition Corp.
filed 2012-10-26
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2011

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

As of October 25, 2012 there were 23,422,663 shares of common stock outstanding, par value $0.001.

BAY ACQUISITION CORP.
 (UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
BALANCE SHEETS
(U.S. Dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash	$18	$1
Loan to shareholder, net	157	157
Interest receivable	33	24

Total current assets	208	182

Total assets	$208	$182

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$52	$52
Accrued interest	1	$-
Convertible Note Payable, net of discount	8	-

Total current liabilities	61	52

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
23,422,663 issued and outstanding at March 31, 2011
and December 31, 2010	23	23
Additional paid-in capital	14,264	14,247
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,183)	(9,183)
Accumulated other comprehensive income	-	-

Total shareholders' equity	147	130

Total liabilities and shareholders' equity	$208	$182

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	-	9	-	27

Operating loss	-	(9)	-	(27)

Interest income (expense), net	(3)	3	-	9

Income (loss) before income taxes	(3)	(6)	-	(18)

Provision for income taxes	-	-	-	-

Net income (loss) applicable to common shares	$(3)	$(6)	$-	$(18)

Net income (loss) per share - Basic and Diluted	$(0.00)	$(0.00)	$-	$(0.00)

Weighted average shares outstanding
Basic and Diluted	23,422,663	23,422,663	23,422,663	23,422,663

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY: SECURELOGIC CORP.)
STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	Quarter Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$-	$(18)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	8	-
Increase in interest receivable	(9)	(9)
Increase in accounts payable and accrued expense	1	13
Net cash provided by (used in) operating activities	-	(14)

Cash flows from financing activities:
Repayment by (loan to) stockholder, net	$-	$14
Proceeds from convertible note payable	17	-
Net cash provided by financing activities	17	14

Net increase in cash	17	-
Cash at beginning of period	1	4

Cash at end of period	$18	$4

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
(FORMERLY SECURELOGIC CORP.)
NOTES TO THE INTERIM FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed unaudited interim financial statements have been prepared by Bay Acquisition Corp. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2010 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “2010 10-K”).

The Company is defined as a shell entity and is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three and nine months ended September 30, 2011, resulted in net loss of $3,000 and $0, respectively, and the Company's balance sheet reflects an accumulated deficit of $9,183,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current shareholders and potential investors and lenders. As such, these factors raise substantial doubt as to the company's ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2011 and December 31, 2010. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at September 30, 2011 and December 31, 2010, as defined in ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

BENEFICIAL CONVERSION FEATURE AND ACCRETIVE INTEREST EXPENSE

Under U.S GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. In accordance with U.S. GAAP we recognized approximately $17,000 as a reduction to the face value of the Note Payable as a discount at issuance, as disclosed in Note 4. For the three and nine months ended September 30, 2011 we amortized approximately $5,000 and $8,000, respectively of the discount as non-cash interest expense in the accompanying financial statements in “Interest and other income, net”.

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

Outstanding share options and shares issued and reserved for outstanding share options have been excluded from the calculation of basic and diluted net loss per share to the extent such securities are anti-dilutive

NOTE 3 – –LOAN TO SHAREHOLDER

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

Under U.S GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. In accordance with U.S. GAAP we recognized approximately $17,000 as a reduction to the face value of the Note Payable as a discount at issuance. For the three and nine months ended September 30, 2011 we amortized approximately $5,000 and $8,000, respectively of the discount as non-cash interest expense in the accompanying financial statements in “Interest and other income, net”..

Convertible Note Payable obligations as of September 30, 2011 and December 31, 2010 are as follows:

	9/30/11	12/31/10
Convertible Note Payable	$17,000	$-
Less: Debt Discount	(9,000)	-
	$8,000	$-

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

Results of Operations

Revenues

Total revenues for the three and nine month periods ended September 30, 2011 and 2010 were $0.

Gross profit for the three and nine month periods ended September 30, 2011 and 2010 were both $0.

Expenses

Our total expenses for the three month periods ended September 30, 2011 and 2010 were $0 and $9,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934.

Our total expenses for the nine month periods ended September 30, 2011 and 2010 were $0 and $27,000 respectively, which reflects professional fees and expenses related to maintaining the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended.

Interest income (expense), net

During the three months ended September 30, 2011, we recorded $5,000 of amortization of debt discount, as well as $1,000 of interest expense in connection with the loan from Heriot Holdings. This is offset by $3,000 of interest income associated with the term bridge loan we made on February 11, 2009 to a shareholder of the Company. During the three months ended September 30, 2010, we recorded $3,000 of interest income associated with the term bridge loan.

During the nine months ended September 30, 2011, we recorded $8,000 of amortization of debt discount, as well as $1,000 of interest expense in connection with the loan from Heriot Holdings. This is offset by $9,000 of interest income associated with the term bridge loan we made on February 11, 2009 to a shareholder of the Company. During the three months ended September 30, 2010, we recorded $9,000 of interest income associated with the term bridge loan.

Net income (loss)

Our net loss for the three months ended September 30, 2011 was $3,000 which reflects the items shown above.  During the same respective period in 2010 we had a net loss of $9,000.  The decrease in our net loss was a result of decreased professional fees associated with maintaining our status as a reporting company none of which were paid or accrued during the three month period ended September 30, 2011

Our net profit for the nine months ended September 30, 2011 was $0 which reflects the items shown above.  During the same respective period in 2010 we had a net loss of $18,000.  The decrease in our net loss was a result of decreased professional fees associated with maintaining our status as a reporting company none of which were paid or accrued during the three month period ended September 30, 2011

Cash Flows

Net cash provided by (used in) operating activities: Net cash provided by operating actives was $0 for both periods.

Net cash provided by financing activities: Net cash provided from financing activities was $0 for both periods.

Liquidity and Capital Resources

As of September 30, 2011, total current assets were $208,000 and total current liabilities were $61,000, and the Company had a cash balance of $18,000.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

Not required for Smaller Reporting Companies

Item 4.Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

Not Applicable.

Item 1A.Risk Factors.

Not Applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Defaults Upon Senior Securities.

Not Applicable.

Item 4.Mine Safety Disclosure.

Not Applicable.

Item 5.Other Information.

Not Applicable.

Item 6.Exhibits.

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

BAY ACQUISITION CORP.

Date: October 25, 2012	By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer