Form 10-K
period 2011-12-31
Bay Acquisition Corp.
filed 2012-11-05
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

As of October 25, 2012 there were 23,422,663 shares outstanding with a par value of $0.001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

2011 ANNUAL REPORT OF FORM 10-K

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

 Notwithstanding the foregoing, as further discussed in Footnote 8 to our audited financial statements which can be found in Item 15 herein, on February 13, 2012, we entered into a Stock Purchase Agreement  with Goozex, Inc., a Maryland corporation (“Goozex”) and the principal stockholders of Goozex for the acquisition of all of the outstanding and issued shares of Goozex (the “Goozex Shares”).

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

Common Stock	High	Low
2011
First Quarter	$.16	$.11
Second Quarter	.13	.091
Third Quarter	.14	.07
Fourth Quarter	.098	..06

2010
First Quarter	$.14	$.0825
Second Quarter	.18	.06
Third Quarter	.25	.12
Fourth Quarter	.24	.09

Holders

As of December 31, 2011, there were approximately 60 stockholders of record. The Company believes that it has approximately 300 beneficial stockholders.

Dividend Policy

We have never paid cash dividends on our Common Stock.  Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and our future financial condition.

Sales of Unregistered Securities for the year ended December 31, 2011.

None

Purchases of Equity Securities.

During the year ended December 31, 2011, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

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

The following discussion and analysis should be read in conjunction with our audited 2011 and 2010 financial statements which are included herein.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussions represent only the best present assessment of our management.

Overview

Since July, 2008, we have not conducted any material business operations and have been searching to acquire an operating business.   Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity

Results of Operations

We had no revenue for both the year ended December 31, 2011 and for the year ended December 31, 2010.

Expenses

Our expenses are comprised of legal and professional fees incurred in connection with maintaining the Company’s reporting obligations.   Total expenses for the year ended December 31, 2011 was $0 as compared to $33,000 for the year ended December 31, 2010.

Operating Profit (Loss)

Our operating profit (loss) for the year ended December 31, 2011 was $0 as compared to an operating loss of $33,000 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, total current assets were $212,000 and total current liabilities were $65,000.  As of December 31, 2011, the Company had a cash balance of $18,000.  Our financial statements raise doubt to our ability to continue operating as a “going concern.  In the event that that Company shall acquire additional products or subsidiaries, we may require significant amounts of additional capital sooner.  In such a case, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Incurring indebtedness could result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have only one officer and director.

Name	Age	Position(s)
Paul Goodman	50	President, Secretary, Treasurer and Director

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

Outstanding Awards at Fiscal Year End

The Company had no unexercised options, restricted stock that has not vested, or equity incentive plans as of December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of March 31, 2012 concerning the beneficial ownership of our Common Stock by each director, each person known by us to be the beneficial owner of at least 5% of any class of our Common Stock, and all executive officers and directors as a group.  All addresses are c/o the Company,

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

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements included in our Forms 10-K and 10-Q for the fiscal year ended December 31, 2011 were $0 as compared to $9,000 for the fiscal year ended December 31, 2010.

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended December 31, 2011 or 2010.

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended December 31, 2011 or 2010.

All Other Fees

Our independent registered public accounting firms did not perform any other services for us during the fiscal years ended December 31, 2011 or 2010.  We have not adopted audit committee pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)
All Financial Statements

Balance Sheets at December 31, 2011 and 2010

Statements of Operations for the Years Ended December 31, 2011 and 2010

Statement of Stockholders’ Equity for Years Ended December 31, 2011 and 2010

Statements of Cash Flows for Years Ended December 31, 2011 and 2010

(2)	Financial Statements Schedule

(3)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant.*
3.3	By-Laws of Registrant.*
4.1	Form of Common Stock Certificate *
14	Code of Ethics.**
21.1	Subsidiaries of Registrant
31	CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated into this Report by reference to the Registrant's Registration Statement on Form 10 dated November 15, 1999.

**	Incorporated into this Report by reference to Exhibit 99 to the Registrant's Annual Report on Form-10KSB filed April 14, 2005.

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

BAY ACQUISITION CORP.

Date: November 5, 2012	By:	/s/ Paul Goodman
Paul Goodman
President (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Goodman	Director	November 5, 2012
Paul Goodman

BAY ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2011 and 2010	F-3

Statement of Operations for the years ended December 31, 2011 and 2010	F-4

Statement of Shareholders’ Equity for the years ended December 31, 2011 and 2010	F-5

Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-6

Notes to Financial Statements	F-7 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bay Acquisition Corp.

We have audited the accompanying balance sheets of Bay Acquisition Corp. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ Friedman LLP
East Hanover, New Jersey
November 5, 2012

BAY ACQUISITION CORP
BALANCE SHEETS
(U.S. Dollars in thousands, except share data)

	December 31,	December 31,
	2011	2010

Assets
Current assets:
Cash	$18	$1
Loan to shareholder	157	157
Interest receivable	37	24

Total current assets	212	182

Total assets	$212	$182

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$52	$52
Accrued interest	1	-
Convertible Note Payable, net of discount	12	-

Total current liabilities	65	52

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
23,422,663 issued and outstanding at March 31, 2011
and December 31, 2010	23	23
Additional paid-in capital	14,264	14,247
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,183)	(9,183)

Total shareholders' equity	147	130

Total liabilities and shareholders' equity	$212	$182

The accompanying notes are an integral part of these financial statements

BAY ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share and per share data)

	Year Ended
	December 31,	December 31,
	2011	2010

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	-	33

Operating loss	-	(33)

Interest and other income, net	-	13

Loss before income taxes	-	(20)

Provision for income taxes	-	-

Net loss applicable to common shares	$-	$(20)

Net loss per share - Basic and Diluted	$-	$(0.00)

Weighted average shares outstanding Basic and Diluted	23,422,663	23,422,663

The accompanying notes are an integral part of these financial statements

BAY ACQUISITION CORP.
STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 2010 and 2009
(U.S. Dollars in thousands, except share data)

			Additional
	Common	Par	Paid-in	Treasury	Accumulated
	Stock	Value	Capital	Stock	Deficit	Total

Balance January 1, 2010	23,422,663	$23	$14,247	$(4,957)	$(9,163)	$150

Net Loss					(20)	(20)

Balance December 31, 2010	23,422,663	$23	$14,247	$(4,957)	$(9,183)	$130

Benefical conversion feature			17			17

Net Loss					-	-

Balance December 31, 2011	23,422,663	$23	$14,264	$(4,957)	$(9,183)	$147

The accompanying notes are an integral part of these financial statements

BAY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)

	Year Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$-	$(20)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	12	-
Increase in interest receivable	(13)	(13)
Increase in accounts payable and accrued expense	1	16
Net cash provided by operating activities	-	(17)

Cash flows from financing activities:
Repayment by (loan to) stockholder	-	14
Proceeds from convertible note payable	17
	17	14

Net decrease in cash	17	(3)
Cash at beginning of period	1	4

Cash at end of period	$18	$1

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BAY ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Bay Acquisition Corp. (formerly: SecureLogic Corp.) (the “Company”) is incorporated in Nevada.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2011 and December 31, 2010. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 2011 and December 31, 2009, as defined in Accounting Standards Codification (“ASC”) 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

BENEFICIAL CONVERSION FEATURE AND ACCRETIVE INTEREST EXPENSE

Under U.S. GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. In accordance with U.S. GAAP we recognized approximately $17,000 as a reduction to the face value of the Note Payable as a discount at issuance, as disclosed in Note 6.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the years ended December 31, 2011 and 2010 resulted in a net income (loss) of $0 and $(20,000), respectively.  The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current stockholders and potential investors and lenders. As such, these factors raise substantial doubt as to the company's ability to continue as a going concern.

These financials statements do not include adjustments relating to the recoverability and classifications of recorded asset amounts and reclassification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 4 – RELATED PARTY TRANSACTIONS

The President and CEO of the Company, Mr. Paul Goodman, had performed legal services for the Company and received remuneration in the amount of $0 and $10,000 for the years ended December 31, 2011 and 2010, respectively. Included in trade payables at December 31, 2011 and 2010 were $18, 500 due to Mr. Goodman’s law firm.

NOTE 5 – LOAN TO SHAREHOLDER

On February 11, 2009, the Company made a loan to a stockholder of the Company in the amount of $171,000. The loan bears interest at a rate of 8% per annum and was due and payable on May 15, 2010. In May 2010, a partial payment of $14,000 was received.  On October 3, 2012 the Company extended the due date to December 31, 2012.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

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

Under U.S. GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. In accordance with U.S. GAAP we recognized approximately $17,000 as a reduction to the face value of the Note Payable as a discount at issuance. For the year ended December 31, 2011 we amortized approximately $12,000 of the discount as non-cash interest expense in the accompanying financial statements in “Interest and other income, net”. "Interest income (expense), net"

Convertible Note Payable obligations as of December 31, 2011 and 2010 is as follows:

	2011	2010
Convertible Note Payable	$17,000	$-
Less: Debt Discount	(5,000)	-
	$12,000	$-

NOTE 7 – INCOME TAXES

The tax effect of temporary differences, primarily net operating loss carryforwards, gave rise to the Company's deferred tax asset in the accompanying December 31, 2011 and December 31, 2010 balance sheets.

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

As of December 31, 2011, the Company has net operating loss carry forwards of approximately $9,183,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2030. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2011	2010
Deferred tax asset:

Net operating loss carryforwards	$3,673,000	$3,673,000
Less: Valuation allowance	(3,673,000)	(3,673,000)

Net Deferred Tax Asset	$-	$-

NOTE 8 – SUBSEQUENT EVENTS

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