Form 10-Q
period 2012-09-30
Bay Acquisition Corp.
filed 2012-12-05
CIK 1098875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2012 there were 23,422,663 shares of common stock outstanding, par value $0.001.

BAY ACQUISITION CORP.
 (UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BAY ACQUISITION CORP.
BALANCE SHEETS
(U.S. Dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$4	$18
Loan to shareholder, net	157	157
Interest receivable	46	37

Total current assets	207	212

Total assets	$207	$212

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$77	$52
Accrued interest	3	1
Convertible notes payable, net of discount	36	12

Total current liabilities	116	65

Commitments and contingencies

Shareholders' equity:
Common stock $0.001 par value; 100,000,000 shares authorized,
23,422,663 issued and outstanding at September 30, 2012
and December 31, 2011	23	23
Additional paid-in capital	14,284	14,264
Treasury stock (32,899,667 shares)	(4,957)	(4,957)
Accumulated deficit	(9,259)	(9,183)

Total shareholders' equity	91	147

Total liabilities and shareholders' equity	$207	$212

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(U.S. Dollars in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	9	-	59	-

Operating loss	(9)	-	(59)	-

Interest income (expense), net	(8)	(3)	(17)	-

Income (loss) before income taxes	(17)	(3)	(76)	-

Provision for income taxes	-	-	-	-

Net income (loss) applicable to common shares	$(17)	$(3)	$(76)	$-

Net income (loss) per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$-

Weighted average shares outstanding
Basic and Diluted	23,422,663	23,422,663	23,422,663	23,422,663

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(76)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	24	8
Increase in interest receivable	(9)	(9)
Increase in accounts payable and accrued expenses	25	1
Increase in interest payable	2	-
Net cash used in operating activities	(34)	-

Cash flows from financing activities:
Repayment by (loan to) stockholder	-	-
Proceeds from convertible note payable	20	17
Net cash provided by financing activities	20	17

Net (decrease) increase in cash	(14)	17
Cash at beginning of period	18	1

Cash at end of period	$4	$18

Supplemental Cash Flow Information
During the period, cash was paid for the following:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed financial statements.

BAY ACQUISITION CORP.
NOTES TO THE CONDENSED INTERIM FINANCIAL
STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed unaudited interim financial statements have been prepared by Bay Acquisition Corp. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2012 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2011 that is included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “2011 10-K”).

The Company is defined as a shell entity and is actively seeking to merge, invest in or acquire other companies to generate revenues and profits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three and nine months ended September 30, 2012, resulted in a net loss of $17,000 and $76,000, respectively, and the Company's balance sheet reflects an accumulated deficit of $9,259,000. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current shareholders and potential investors and lenders.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2012 and December 31, 2011. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at September 30, 2012 and December 31, 2011, as defined in ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Under U.S GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. In accordance with U.S. GAAP we recognized approximately $37,000 as a reduction to the face value of the Note Payable as a discount at issuance. For the nine months ended September 30, 2012 and 2011 we amortized approximately $24,000 and $8,000, respectively of the discount as non-cash interest expense in the accompanying financial statements in “Interest and other income, net”.

Convertible Note Payable obligations as of September 30, 2012 and December 31, 2010 are as follows:

	September 30, 2012	December 31, 2011
Convertible Note Payable	$37,000	$17,000
Less: Debt Discount	(1,000)	(5,000)
	$36,000	$12,000

NOTE 5 – SUBSEQUENT EVENTS

On  February 13, 2012, we entered into a Stock Purchase Agreement (the “Agreement) with Goozex, Inc., a Maryland corporation (“Goozex”) and the principal stockholders of Goozex (the “Principal Goozex Stockholders”) for the shares of Goozex owned by the Principal Goozex Stockholders.  Subsequently, we also entered into individual agreements with the 15 minority stockholders of Goozex to acquire their shares of Goozex (collectively with the Principal Goozex Stockholders, the “Sellers”).

On or about November 16, 2012, the Company acquired all of the issued and outstanding shares of Goozex from the Sellers in exchange for a total of $150,000 and we are in the process of issuing to the Sellers a total of 3,513,400 newly issued shares of our common stock (which share total does not reflect the Company’s planned 3-for-1 reverse stock split).

In addition, on November 16, 2012, the Company closed on a private placement financing in the amount of $517,000 with eight investors who purchased units consisting of six shares of common stock and three warrants each for a price of $2.00 per unit, or a total of 1,551,000 newly issued shares of our common stock (which after the Company’s planned 3-for-1 reverse stock split will have the net effect of being two shares of common stock and one warrant per unit)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Revenues

Total revenues for the three and nine month periods ended September 30, 2012 and 2011 were $0.

Gross profit for the three and nine month periods ended September 30, 2012 and 2011 were both $0.

Expenses

Our total expenses for the three month periods ended September 30, 2012 and 2011 were $9,000 and $0 respectively, which reflects professional fees and expenses during the three month period ended September 30, 2012 related to preparing our audits for the calendar years 2010 and 2011 and preparing filings required to maintain the Company’s compliance with its obligations under the Securities Exchange Act of 1934, as amended.

Interest Income (expense)

During the three months ended September 30, 2012, we recorded $8,000 of net interest expense in connection with short term borrowing to pay the Company’s expenses during 2012. During the nine months ended September 30, 2012, we recorded $17,000 of interest expense in connection with the such bridge loan.

Net income (loss)

Our net loss for the three months ended September 30, 2012 was $17,000 which reflects the items shown above.  During the same respective period in 2011 we had a net loss of $0.  The increase in our net loss reflects the expenses described above necessary to complete our audits for calendar years 2010 and 2011.

Our net loss for the nine months ended September 30, 2012 was $76,000 which reflects the items mentioned above.  During the same respective period in 2011 we had a net loss of $0.

Cash Flows

Net cash used in operating activities: Net cash used in  operating activities was $34,000 for the nine months ended September 30, 2012, as compared to net cash used in operating activities of $0 during the same period in 2011.

Net cash provided by financing activities: Net cash provided by financing activities was $20,000 for the nine months ended September 30, 2012, as compared to net cash provided by financing activities of $17,000 during the same period in 2011.

Liquidity and Capital Resources

As of September 30, 2012, total current assets were $207,000 and total current liabilities were $116,000, and the Company had a cash balance of $4,000.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BAY ACQUISITION CORP.

Date: December 5, 2012	By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer